Form 10QSB
period 1996-09-30
HORIZON FINANCIAL SERVICES CORP
filed 1996-11-14
CIK 920600

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                                     ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission File Number:   0-24036
                          -------

   Horizon Financial Services Corporation
------------------------------------------------------
(Exact name of registrant as specified in its charter)

   Delaware
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

   42-1419757
-------------------------------------
(I.R.S. Employer Identification No.)

   301 First Avenue East, Oskaloosa, Iowa                           52577
-----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

   (515)673-8328
-----------------------------------------------------
(Registrant's telephone number, including area code)

---------------------------------------------------------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.              [X]   YES     [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock                               425,540
                 ------------                      -----------------------
                    Class                            Shares Outstanding
                                                   as of November 12, 1996

Transitional Small Business Disclosure Format (check one):
Yes      : No   X
    -----     -----

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I.   Financial Information                                                                 Page

          Item 1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1996 and June 30, 1996.                     1

          Consolidated Statements of Operations for the three months ended                         2
          September 30, 1996 and 1995.

          Consolidated Statements of Cash Flows for the three months ended                         3
          September 30, 1996 and 1995.

          Notes to Consolidated Financial Statements                                               4

          Item 2.  Management's Discussion and Analysis of Financial Condition and                 5
                     Results of Operations


Part II.  Other Information                                                                       10

          Signatures                                                                              11

          Index of Exhibits                                                                       12


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets

                                                        September 30,      June 30,
Assets                                                      1996             1996
------                                                 ---------------    ---------
Cash and cash equivalents                                $  3,783,787    $  3,470,538
Securities available for sale                              19,283,100      18,049,483
Loans receivable, net                                      50,576,835      49,104,188
Real Estate                                                   618,071         504,457
Stock in Federal Home Loan Bank, at cost                      632,600         558,800
Office property and equipment, net                          1,101,033       1,133,315
Accrued interest receivable                                   510,471         513,629
Prepaid expenses and other assets                             146,454         129,776
                                                         ------------    ------------

     Total assets                                        $ 76,652,351    $ 73,464,186
                                                         ============    ============

Liabilities and Stockholders' Equity
Savings deposits                                         $ 55,209,711    $ 54,758,967
Advances from Federal Home Loan Bank                       12,646,665       9,661,271
Advance payments by borrowers for taxes and insurance          84,754         386,272
Accrued taxes on income:
     Current                                                  (39,517)         36,347
     Deferred                                                 (11,937)         11,000
Accrued expenses and other liabilities                        535,149         220,103
                                                         ------------    ------------

     Total liabilities                                     68,424,825      65,073,960
                                                         ------------    ------------

Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                         --              --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 523,099 shares          5,231           5,231
Additional paid-in capital                                  4,763,930       4,752,930
Retained earnings, substantially restricted                 4,996,344       5,157,486
Treausry stock, at cost                                    (1,022,921)     (1,022,921)
Unearned employee stock ownership plan shares                (243,209)       (260,303)
Unearned recognition and retention plan shares                (74,817)        (83,871)
Unrealized losses on assets available for sale               (197,032)       (158,326)
                                                         ------------    ------------

     Total stockholders' equity                             8,227,526       8,390,226
                                                         ------------    ------------

Total liabilities and stockholders' equity               $ 76,652,351    $ 73,464,186
                                                         ============    ============

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                          Three Months
                                                                        Ended September 30,
                                                                       1996           1995
                                                                   -----------     -----------
Interest income:
Interest on loans                                                 $  1,073,339      $  991,495
Interest on mortgage backed & related securities                            --         181,058
Interest on securities available for sale                              343,288         104,074
Interest on investment securities                                           --           2,271
Other interest earning assets                                           16,009          45,662
                                                                  ------------     -----------

Total interest income                                                1,432,636       1,324,560
                                                                  ------------     -----------

Interest expense:
Interest on deposits                                                   645,641         646,965
Interest on advances and other borrowings                              162,485         131,613
                                                                  ------------     -----------

Total interest expense                                                 808,126         778,578
                                                                  ------------     -----------

Net interest income                                                    624,510         545,982
                                                                  ------------     -----------

Provision for losses on loans                                           95,073           6,000

Net interest income after provision for Losses on loans                529,437         539,982
                                                                  ------------     -----------

Noninterest income:
Fees, commissions and service charges                                   84,850          90,625
Other                                                                    5,575          41,603
                                                                  ------------     -----------

Total noninterest income                                                90,425         132,228
                                                                  ------------     -----------

Noninterest expense:
Compensation, payroll taxes and employee benefits                      258,680         223,357
Advertising                                                             21,445          12,097
Office property and equipment                                           74,219          76,116
Federal insurance premiums                                             361,800          28,958
Data processing services                                                26,012          18,941
Other real estate expense, net                                          22,736           7,571
Other                                                                   57,969          66,106
                                                                  ------------     -----------

Total noninterest expense                                              822,861         433,146
                                                                  ------------     -----------

Earnings before taxes on income                                      (202,999)         239,064
                                                                  ------------     -----------

Taxes on income                                                       (75,700)          84,600
                                                                  ------------     -----------

Net earnings                                                        ($127,299)        $154,464
                                                                  ============     ===========

Earnings per common share - primary and fully diluted             $     (0.29)     $      0.33
                                                                  ============     ===========

Weighted average common shares outstanding                             447,937     $   489,322
                                                                  ============     ===========

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                           Three months ended
                                                                              September 30,
                                                                          1996           1995
                                                                       ----------     ----------
Cash flows from operating activities:
Net earnings                                                          $  (127,299)   $   154,464
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                             38,421         36,162
  Amortization of fees, premiums and accretion of discounts, net           12,092         13,647
  Provision for losses on loans                                            95,073          6,000
  (Increase) decrease in accrued interest receivable                        3,158        (46,023)
  Deferred taxes on income                                                   --            1,317
  Amortization of stock compensation plans                                 26,148         23,513
  Other, net                                                              233,668         69,356
                                                                      -----------    -----------

Net cash provided by operating activities                                 281,261        258,436
                                                                      -----------    -----------

Cash flows from investing activities:
  Principal collected on securities available for sale                    563,267          5,057
  Purchase of securities available for sale                            (1,870,783)          --
  Principal collected on mortgage-backed and related securities              --          434,712
  Purchase Federal Home Loan Bank Stock                                   (73,800)          --
  Loans to customers, net                                              (1,682,150)    (1,015,705)
  Proceeds from sale of real estate                                          --          190,000
  Purchase of office property and equipment, net                           (5,323)          (500)
  Investment in real estate                                                  --          (65,000)
                                                                      -----------    -----------

Net cash (used in) provided by investing activities                    (3,068,789)      (451,436)
                                                                      -----------    -----------

Cash flows from financing activities:
  Increase in customer deposit accounts, net                              450,744        876,317
  (Decrease) in advance payments by borrowers for taxes & insurance      (301,518)      (309,177)
  Proceeds from advances from FHLB                                      3,000,000           --
  Principal payments on advance from FHLB                                 (14,606)       (13,772)
  Payment of dividends                                                    (33,843)       (37,716)
  Treasury stock aquired                                                     --         (322,555)
                                                                      -----------    -----------

 Net cash provided by financing activities                              3,100,777        193,097
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                      313,249             97

Cash and cash equivalents at beginning of year                          3,470,538      3,811,665
                                                                      -----------    -----------

Cash and cash equivalents at end of year                              $ 3,783,787    $ 3,811,762
                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                              $   813,654    $   641,077
  Cash paid for taxes                                                       7,429         23,000
  Transfers of loans to real estate aquired through foreclosures          114,430           --

To mark securities available for sale to fair value:
  Change in fair value                                                $   (61,807)   $    (3,531)
  Less deferred taxes                                                      23,101          1,317
                                                                      -----------    -----------
  Change in valuation allowance                                       $    38,706    $     2,214
                                                                      ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 1996 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the company at September 30, 1996 and its results of operations and statements of cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

2.  ORGANIZATION

The Company was organized as a Delaware corporation at the direction of Horizon Federal Savings Bank (the "Bank") for the purpose of becoming a savings bank holding company, as part of the conversion from a mutual to a stock institution. The conversion was completed on June 28, 1994 with the sale of 506,017 shares of the Company's common stock at a price of $10 per share. Total proceeds from the conversion of $4,148,060 (net of issuance costs of $507,300 and ESOP shares of $404,810) have been recorded as common stock and paid-in capital.

3.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and the Bank's wholly owned subsidiary, Horizon Investment Services, Inc. The principal business activity of Horizon Investment Services, Inc. is to sell credit life insurance to customers of the Bank. All material intercompany accounts and transactions have been eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Horizon Financial Services Corporation (the "Company") is a savings bank holding company, the primary asset of which is Horizon Federal Savings Bank (the "Bank"). The Company was incorporated in March 1994 and sold 506,017 shares of common stock on June 28, 1994 for the purpose of acquiring all of the capital stock of the Bank in connection with the Bank's conversion from mutual to stock form of ownership (the "Conversion"). All references to the Company prior to June 28, 1994, except where otherwise indicated, are to the Bank and its subsidiary on a consolidated basis.

The principal business of the Company, (through its operating subsidiary, the Bank) has historically consisted of attracting deposits from the general public and making loans secured by residential and, to a lesser extent, other properties. The Company's results of operations are primarily dependent on net interest rate spread, which is the difference between the average yield earned on loans, mortgage-backed securities, investments and other interest-earning assets, and the average rate paid on deposits and other borrowings. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other non-diversified savings institution holding companies, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

The Company's results of operations are also affected by, among other things, fee income received, loss or profit on assets available for sale, the establishment of provisions for possible loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments and the level of personal income and savings within the institution's market area. Lending activities are influenced by the demand for housing as well as competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan payments, borrowings and funds provided from operations.

FINANCIAL CONDITION

The Company's total assets at September 30, 1996 increased $3.2 million, or 4.35%, to $76.7 million from $73.5 million at June 30,1996. This increase was reflected in a $1.5 million increase in net loans receivable, a $1.2 million increase in securities available for sale and an increase of $313,000 in cash and cash equivalents which were funded primarily through a $3.0 increase in advances from the Federal Home Loan Bank, ("FHLB") and a $451,000 increase in deposits. Real estate and stock in the Federal Home Loan Bank increased $114,000 and $74,000, respectively, while net office property and equipment decreased $32,000.

Total liabilities increased $3.4 million to $68.4 million from June 30, 1996 to September 30, 1996. In addition to the increase in FHLB advances, dicussed above, advance payments by borrowers for taxes and insurance decreased $301,000 from $386,000 at June 30, 1996 to $85,000 at September 30,1996, while current and deferred accrued taxes decreased $99,000. Liabilities also increased due to a one-time special assesment of $331,000 to recapitalize the Federal Deposit Insurance Corporation's ("FDIC") Savings Association Insurance Fund ("SAIF"). There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities, respectively. The Company's noninterest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts.

Comparison of three month periods ended September 30, 1996 and September 30, 1995

GENERAL

The Company experienced a net loss of $127,00 for the three month period ended September 30, 1996 compared to a net income of $155,000 for the three month period ended September 30, 1995. The decrease was primarily due to the one time special assesment of $207,000, net of taxes, by the FDIC to recapitalize the SAIF. Net income, without the SAIF assesment, for the three months ended September 30, 1996 would have been $80,000 as compared to $155,000 for the same three month period in 1995, resulting in a decrease of $75,000.

INTEREST INCOME

Interest income increased $108,000, or 8.16%, to $1.4 million for the three month period ended September 30, 1996 compared to $1.3 million for the three month period ended September 30, 1995. The increase was primarily the result of an increase in the average outstanding balance of interest-earning assets, consisting primarily of mortgage loans and securities available for sale of approximately $2.9 million for the three month period ended September 30, 1996. The weighted average yield on average interest-earning assets increased to 8.10% for the three months ended September 30, 1996 from 8.08% for the same period in 1995.

INTEREST EXPENSE

Interest expense increased $29,000, or 3.72%, to $808,000 for the three month period ended September 30, 1996 compared to $779,000 for the three month period ended September 30, 1995. The increase in interest expense was attributable to increased balances of average outstanding deposits and to a lesser extent an increase in advances from the Federal Home Loan Bank, outstanding during the period, which were used to fund mortgage loan growth and securites for sale. The weighted average yield on interest-bearing liabilities decreased 30 basis points to 4.86% for the three month period ended September 30, 1996 from 5.16% for the same period in 1995.

NET INTEREST INCOME

Net interest income increased $79,000 from $546,000 for the three month period ended September 30, 1995 to $625,000 for the three month period ended September 30, 1996. The increase in net interest income was primarily a result of the increase in interest income as discussed above. The Company's net interest margin was 3.24 % for the three month period ended September 30, 1996 compared to 2.92% for the same period in 1995.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the three month period ended September 30, 1996 the Company's provision for losses on loans was $95,000 compared to $6,000 for the three month period ended September 30, 1995. The increase in the provision for losses on loans was predominantly attributable to a $70,000 commercial business operating loan classified as a loss during the period. As of September 30, 1996, the Company's nonperforming assets, consisting of nonaccural loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $855,000 or 1.11% of total assets compared to $935,000 or 1.27% of total assets as of June 30, 1996. As of September 30, 1996 the Company's allowance for losses on loans was $387,000 representing 45.3% of non-performing assets and .76% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on to non-performing loans are dependant upon the economy, changes in real estate values and interest rates. Because the Company has had extremely low loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Company. Accordingy, the calculation of the adequacy of the allowance for losses on loans is not based directly on the level of non-performing assets. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NONINTEREST INCOME

Noninterest income was $90,000 for the three months ended September 30, 1996 as compared to $132,000 for the same period ended September 30, 1995. Other noninterest income decreased $36,000 due primarily to a non-recurring special patronage dividend received from the Bank's data processing service during the three month period ended September 30, 1995 which was not received in 1996.

NONINTEREST EXPENSE

Total noninterest expense increased $390,000, or 90.06%, from $433,000 for the three months ended September 30, 1995 to $823,000 for the three month period ended September 30, 1996. The increase was primarily the result of the one time special assesment of $331,000 by the FDIC to recapitalize the SAIF. Also contributing to the increase in noninterest expense was an increase in compensation, advertising, and real estate expense of $35,000, $9,000, and $15,000, respectively, for the three month period ended September 30, 1996 as compared to the same period ended in 1995.

On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assesment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assesment, which is to be paid to the FDIC by November 27, 1996, is approximately $331,000 and has been accrued by the Company at September 30, 1996.

As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reducted to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.




TAXES ON INCOME

The Company had an income tax benefit of $75,000 for the three months ended September 30, 1996 compared to income tax expenses of $85,000 for the same period in 1995, primarily as a result of the SAIF assesment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits and principal and interest payments collected on mortgage loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the FHLB of Des Moines or utilize other borrowings of funds based on need, comparative costs and availability at the time.

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 5.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Banks liquidity ratio was 5.3% at September 30, 1996 and 6.65% on June 30, 1996.

At September 30 1996, the Company had $12.6 million of advances from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1996, the Company had outstanding commitments to extend credit which amounted to $787,000 (including $536,000, in available revolving commercial lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-earning overnight deposits and other short-term government and agency obligations.

At September 30, 1996, the Bank had tangible and core capital of $5.8 million, or 7.8% of adjusted total assets, which was approximately $4.7 million and $3.6 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 1996, the Bank had risk-based capital of $6.1 million (including $5.8 million in core capital), or 14.7% of risk-weighted assets of $41.5million. This amount was $2.7 million above the 8.0% requirement in effect on that date.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      Legal Proceedings

             None

ITEM 2.      Changes in Securities

             None

ITEM 3.      Defaults Upon Senior Securities

             None

ITEM 4.      Submission of Matters to a Vote of Security Holders

             None

ITEM 5.      Other Information

             None

ITEM 6.      Exhibits and Reports on Form 8-K.

             (a)   Exhibits:
                   Exhibit 11-Computation of Per Share Earnings
                   Exhibit 27-Financial Data Schedule

             (b)   Reports on Form 8K

                   None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HORIZON FINANCIAL SERVICES CORPORATION
                                   Registrant


Date: November 14, 1996            /s/ Robert W DeCook
                                   --------------------------------------
                                   Robert W DeCook
                                   President and Chief Executive Officer


Date: November 14, 1996            /s/ Sharon McCrea
                                   --------------------------------------
                                   Sharon McCrea
                                   Vice President and Chief
                                   Financial Officer

                                INDEX OF EXHIBITS


Exhibit                                                                   Page

11.    Statement regarding computation of per share earnings                13

27.    Financial Data Schedule                                              14