Form 10QSB
period 1996-12-31
HORIZON FINANCIAL SERVICES CORP
filed 1997-02-14
CIK 920600

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996
                               ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  -----------------------

Commission File Number:   0-24036
                        -------------------------------------------------------

   Horizon Financial Services Corporation
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

   Delaware
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

   42-1419757
-------------------------------------------------------------------------------
(I.R.S. Employer Identification No.)

   301 First Avenue East, Oskaloosa, Iowa                        52577
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

   (515)673-8328
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                              425,540
        ------------                       -----------------------
           Class                             Shares Outstanding
                                           as of February 13, 1997

Transitional Small Business Disclosure Format (check one):

Yes         :  No      X
   ---------     ------------

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                                                     Page
                                                                                                   ----
          Item 1.  Financial Statements

          Consolidated Balance Sheets at December 31, 1996 and June 30, 1996.                        1

          Consolidated Statements of Operations for the three months and                             2
          six months ended December 31, 1996 and 1995.

          Consolidated statements of Cash Flows for the six months ended                             3
          December 31, 1996 and 1995.

          Notes to Consolidated Financial Statements                                                 4

          Item 2.  Management's Discussion and Analysis of Financial Condition and                   5
                     Results of Operations


Part II.  Other Information                                                                         10

          Signatures                                                                                11

          Index of Exhibits                                                                         12

          Exhibits                                                                                  13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     December 31,                  June 30,
Assets                                                                  1996                         1996
------                                                               ------------               ------------
 Cash and cash equivalents                                           $  2,319,310               $  3,470,538
 Securities available for sale                                         17,632.380                 18,049,483
 Loans receivable, net                                                 51,222,307                 49,104,188
 Real Estate                                                              572,078                    504,457
 Stock in Federal Home Loan Bank, at cost                                 632,600                    558,800
 Office property and equipment, net                                     1,075.024                  1,133,315
 Accrued interest receivable                                              487,695                    513,629
 Prepaid expenses and other assets                                        101,874                    129,776
                                                                     ------------               ------------

      Total assets                                                   $ 74,043,268               $ 73,464,186
                                                                     ============               ============

 Liabilities and Stockholders' Equity
 ------------------------------------
 Deposits                                                            $ 55,439,740               $ 54,758,967
 Advances from Federal Home Loan Bank                                  10,131,842                  9,661,271
 Advance payments by borrowers for taxes and insurance                    172,709                    386,272
 Accrued taxes on income:
      Current                                                              14,167                     36,347
      Deferred                                                             15,380                     11,000
 Accrued expenses and other liabilities                                   176,940                    220,103
                                                                     ------------               ------------

      Total liabilities                                                65,950,778                 65,073,960
                                                                     ------------               ------------

 Stockholders' equity
 --------------------
 Preferred stock, $.01 par value, authorized 250,000
      shares, none issued                                                    --                         --
 Common stock, $.01 par value, 1,500,000 shares
      authorized, issued and outstanding 523,099 shares                     5,231                      5,231
 Additional paid-in capital                                             4,769,362                  4,752,930
 Retained earnings, substantially restricted                            5,121,652                  5,157,486
 Treasury stock, at cost                                               (1,360,275)                (1,022,921)
 Unearned employee stock ownership plan shares                           (226,740)                  (260,303)
 Unearned recognition and retention plan shares                           (65,763)                   (83,871)
 Unrealized losses on assets available for sale                          (150,977)                  (158,326)
                                                                     ------------               ------------

      Total stockholders' equity                                        8,092,490                  8,390,226
                                                                     ------------               ------------

 Total liabilities and stockholders' equity                          $ 74,043,268               $ 73,464,186
                                                                     ============               ============

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                 Three Months                          Six Months
                                                              Ended December 31,                   Ended December 31,
                                                            1996               1995              1996               1995
                                                            -----              ----              ----               ----
 Interest income:
 Interest on loans                                       $1,091,557         $1,027,106         $2,164,896         $2,018,601
 Interest on securities available for sale                  302,215            291,988            645,503            579,391
 Other interest earning assets                               34,540             50,086             50,549             95,748
                                                         ----------         ----------         ----------         ----------
 Total interest income                                    1,428,312          1,369,180          2,860,948          2,693,740
                                                         ----------         ----------         ----------         ----------

 Interest expense:
 Interest on deposits                                       679,392            652,244          1,325,033          1,299,209
 Interest on advances and other borrowing                   154,643            131,843            317,128            263,456
                                                         ----------         ----------         ----------         ----------

 Total interest expense                                     834,035            784,087          1,642,161          1,562,665
                                                         ----------         ----------         ----------         ----------

 Net interest income                                        594,277            585,093          1,218,787          1,131,075

 Provision for losses on loans                               12,000              6,000            107,073             12,000
                                                         ----------         ----------         ----------         ----------

 Net interest income after provision for
 Losses on loans                                            582,277            579,093          1,111,714          1,119,075
                                                         ----------         ----------         ----------         ----------

 Non-interest income:
 Fees, commissions and service charges                       90,243             82,961            175,093            173,586
 Profit on securuties available for sale, net                57,759             23,421             57,759             23,421
 Other                                                        1,510              3,974              7,085             45,577
                                                         ----------         ----------         ----------         ----------

 Total non-interest income                                  149,512            110,356            239,937            242,584
                                                         ----------         ----------         ----------         ----------

 Non-interest expense:
 Compensation, payroll taxes and
   employee benefits                                        259,007            249,217            517,687            472,574
 Advertising                                                  9,438             11,538             30,883             23,635
 Office property and equipment                               75,862             79,465            150,081            155,581
 Federal insurance premiums                                  31,300             29,442            393,100             58,400
 Data processing services                                    26,167             25,394             52,179             44,335
 Other real estate expense, net                               4,020              8,443             26,756             16,014
 Other                                                       75,019             73,754            132,988            139,860
                                                         ----------         ----------         ----------         ----------

 Total non-interest expense                                 480,813            477,253          1,303,674            910,399
                                                         ----------         ----------         ----------         ----------

 Earnings before taxes on income                            250,976            212,196             47,977            451,260

 Taxes on income                                             93,600             65,500             17,900            150,100
                                                         ----------         ----------         ----------         ----------

 Net earnings                                            $  157,376         $  146,696         $   30,077         $  301,160
                                                         ==========         ==========         ==========         ==========

      Earnings per common share -
        primary and fully diluted                        $     0.38         $     0.33         $     0.07         $     0.66
                                                         ==========         ==========         ==========         ==========

      Weighted average common shares outstanding            427,866            471,437            437,901            480,379
                                                         ==========         ==========         ==========         ==========

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     Six months ended
                                                                                        December 31,
                                                                                1996                   1995
                                                                            -----------             -----------
Cash flows from operating activities:
Net earnings                                                                $    30,077             $   301,160
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                                   76,841                  82,815
  Amortization of fees, premiums and accretion of discounts, net                 21,585                  32,363
  Provision for losses on loans                                                 107,073                  12,000
  Realized profit on assets available for sale                                   57,759                  23,421
  (Increase) decrease in accrued interest receiveable                            25,934                 (85,318)
  FHLB stock dividend                                                             - - -                  (9,500)
  Amortization of stock compensation plans                                       51,671                  47,026
  Other, net                                                                     24,332                  85,112
                                                                            -----------             -----------

Net cash provided by operating activities                                       395,272                 489,079
                                                                            -----------             -----------

Cash flows from investing activities:
  Principal collected on assets available for sale                              758,041                 722,705
  Proceeds from sale of assets available for sale                             4,186,696               1,024,580
  Purchase of assets available for sale                                      (4,595,413)             (2,266,867)
  Purchase Federal Home Loan Bank Stock                                         (73,800)                (14,100)
  Loans to customers, net                                                    (2,339,622)             (2,055,407)
  Proceeds from sale of real estate                                               - - -                 190,000
  Purchase of office property and equipment, net                                (16,918)                (36,680)
  Investment in real estate                                                       - - -                 (65,000)
                                                                            -----------             -----------

Net cash used in investing activities                                        (2,081,016)             (2,500,769)
                                                                            -----------             -----------

Cash flows from financing activities:
  Increase in customer deposit accounts, net                                    680,773               2,536,577
  Decrease advance payments by borrowers for taxes and insurance               (223,563)               (253,987)
  Proceeds from advances from FHLB                                            3,000,000               4,000,000
  Principal payments on advances from FHLB                                   (2,529,429)             (3,027,748)
  Payment of dividends                                                          (65,911)                (75,432)
  Treasury stock acquired                                                      (337,354)               (322,555)
                                                                            -----------             -----------

Net cash provided by financing activities                                       534,516               2,856,855
                                                                            -----------             -----------

Net increase (decrease) in cash and cash equivalents                         (1,151,228)                845,165
Cash and cash equivalents at beginning of year                                3,470,538               3,811,665
                                                                            -----------             -----------
Cash and cash equivalents at end of year                                    $ 2,319,310             $ 4,656,830
                                                                            ===========             ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                    $ 1,656,119             $ 1,597,189
  Cash paid for taxes                                                            48,307                  76,000
  Transfers of loans to real estate aquired through foreclosures                114,430                   - - -
                                                                            ===========             ===========

To mark assets available for sale to fair value:
  Change in fair value                                                      $   (11,565)            $  (199,222)
  Less deferred taxes                                                             4,216                  74,310
                                                                            -----------             -----------
  Change in valuation allowance                                             $     7,349             $   124,912
                                                                            ===========             ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 1996 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant or Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 1996 and its results of operations and statements of cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Horizon Financial Services Corporation (the "Company") is a savings bank holding company the primary asset of which is Horizon Federal Savings Bank (the "Bank"). The Company was incorporated in March 1994 and sold 506,017 shares of common stock on June 28, 1994 for the purpose of acquiring all of the capital stock of the Bank in connection with the Bank's conversion from mutual to stock form of ownership (the "Conversion"). All references to the Company prior to June 28, 1994, except where otherwise indicated, are to the Bank and its subsidiary on a consolidated basis.

The principal business of the Company (through its operating subsidiary, the Bank), has historically consisted of attracting deposits from the general public and making loans secured by residential and, to a lesser extent, other properties. The Company's results of operations are primarily dependent on net interest rate spread, which is the difference between the average yield on loans, mortgage-backed and related securities and investments and the average rate paid on deposits and other borrowing. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other non-diversified savings institution holding companies, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

The Company's results of operations are also affected by, among other things, fee income received, loss or profit on securities available for sale, the establishment of provisions for possible loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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

FINANCIAL CONDITION

The Company's total assets at December 31, 1996 of $74.0 million increased $500,000, or .68%, from $73.5 million at June 30, 1996. This increase was reflected in a $2.1 million increase in net loans receivable, $67,000 increase in real estate and a $74,000 increase in Federal Home Loan Bank Stock. This increase was partially offset by a $1.2 million decrease in cash and cash equivalents and a $417,000 decrease in securities available for sale. Total liabilities increased $877,000 to $65.9 million on December 31, 1996 from $65.1 million on June 30, 1996, primarily due to a $681,000 increase in deposits to $55.4 million on December 31, 1996 from $54.7 million on June 30, 1996. Advances from the Federal Home Loan Bank increased $470,000 to $10.1 million on December 31, 1996 from $9.6 million on June 30, 1996.

Advance payments by borrowers for taxes and insurance decreased $213,000 from $386,000 at June 30, 1996 to $173,000 at December 31, 1996. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities, respectively. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts.

Comparison of three month and six month periods ended December 31, 1996 and December 31, 1995

GENERAL

Net income for the three months ended December 31, 1996 increased $10,000 to $157,000 from $147,000 for the three month period ended December 31, 1995. For the six months ended December 31, 1996, net earnings decreased $271,000 to $30,000 for the comparable period in 1995. The increase for the three month period ended December 31, 1996 compared to the three month period ended December 31, 1995 was attributable to increases in net interest income and non-interst income (primarily gains on securities available for sale), offset in part by increases in loan loss provisions and taxes on income. The decrease for the six month period was primarily due to the special assessment of $207,000, net of taxes, by the FDIC to recapitalize the SAIF.

INTEREST INCOME

Interest income increased $59,000 to $1,428,000 for the three month period ended December 31, 1996 compared to $1,369,000 for the three month period ended December 31, 1995 and $167,000 to $2.9 million for the six month period ended December 31, 1996 compared to $2.7 million for the comparable period ended December 31, 1995. The increase was primarily the result of an increase in average interest-earning assets, consisting primarily of mortgage loans and assets available for sale, of approximately $3.1 million and $3.9 million for the three and six months ended December 31, 1996, respectively, over the comparable periods in 1995, and, to a lesser extent, the upward adjustment of the rates on the Bank's adjustable-rate mortgage loans which repriced during 1996. The weighted average yield on average interest-earning assets increased to 8.15% for the six months ended December 31, 1996 from 8.13% for the same period in 1995.

INTEREST EXPENSE

Interest expense increased $50,000 to $834,000 from $784,000 for the three month period and increased $79,000 to $1,642,000 from $1,563,000 for the six month period ended December 31, 1996 as compared to the same periods in 1995. The increase in interest expense was attributable to increased advances from the Federal Home Loan Bank and increased deposits, which primarily were used to fund mortgage loan growth. The weighted average interest rates paid on average interest bearing liabilities decreased to 4.95% for the six months ended December 31, 1996 from 5.11% for the same period in 1995.

NET INTEREST INCOME

Net interest income was $594,000 and $1.2 million for the three months and six months ended December 31, 1996, respectively, compared to $585,000 and $1.1 million for the comparable periods in 1995. The increase in net interest income was primarily a result of the increase in interest income as discussed above. The Company's net interest margin was 3.20% for the six month period ended December 31, 1996 compared to 3.02% for the same period in 1995.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the six month period ended December 31, 1996 the Company's provision for losses on loans was $107,000 compared to $12,000 for the six month period ended December 31, 1995. The increase in the provision for losses on loans was predominantly attributable to a $75,000 commercial business operating loan classified as a loss and written off during the first quarter of the fiscal year. During the three month period ended December 31, 1996, the Company's provision for loan losses was $12,000 compared to $6,000 for the three month period ended December 31, 1995. As of December 31, 1996, the Company's non performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1.0 million or 1.35% of total assets, compared to $935,000 or 1.27% of total assets as of June 30, 1996. As of December 31, 1996 the Company's allowance for losses on loans was $294,000, representing 29.3% of non-performing assets and .57% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loss experiences and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Company has had extremely low loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Company. Accordingly, the calculation of the adequacy of the allowance for losses on loans is not based directly on the level of non-performing assets. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NON-INTEREST INCOME

Non-interest income was $149,000 and $240,000 for the three and six months ended December 31, 1996 respectively, compared to $110,000 and $242,000 for the same periods ended December 31, 1995. The increase in non-interest income was primarily attributable to profit on sale of securities which increased $34,000 for the three and six month periods ended December 31, 1996 from the corresponding period in 1995. Other non-interest income decreased $38,000 from $45,000 for the six month period ended December 31, 1995 to $7,000 for the same period in 1996 primarily due to a special non-recurring patronage dividend which was not received from the data processing services in 1996.

NON-INTEREST EXPENSE

Total non-interest expense was $481,000 and $1.3 million for the three and six months ended December 31, 1996, respectively, compared to $477,000 and $910,000 for the same periods in 1995, reflecting increases of $4,000 and $393,000, respectively. The increase for the six month period was primarily the result of the one-time special assessment of $ 331,000 by the FDIC to recapitalize the SAIF. There were no other significant changes in the components of non-interest expense.

TAXES ON INCOME

The Company had a $28,000 increase in taxes on income for the three month period ended December 31, 1996 as a result of increased net earnings and a $132,000 decrease for the six month period primarily a result of decreased net earnings for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits and principal and interest payments collected on mortgage loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the Federal Home Loan Bank ("FHLB") of Des Moines or utilize other borrowings of funds based on need, comparative costs and availability at the time.

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 5.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Banks liquidity ratio was 5.1% at December 31, 1996 and 6.65% on June 30, 1996.

At December 31 1996, the Company had $10.1 million of advances from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1996, the Company had outstanding commitments to extend credit which amounted to $881,000 (including $473,000 in available revolving commercial lines of credit). At December 31, 1996, certificates of deposit scheduled to mature in one year or less totaled $20.4 million. Management beloeves based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-earning overnight deposits and other short-term government and agency obligations.

At December 31, 1996 the Bank had tangible and core capital of $5.7 million, or 7.9% of adjusted total assets, which was approximately $4.6 million and $3.5 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 1996 the Bank had risk-based capital of $5.9 million (including $5.7 million in core capital), or 14.3% of risk-weighted assets of $41.6 million. This amount was $2.6 million above the 8.0% requirement in effect on that date.

                                OTHER INFORMATION
                                     PART II

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a)  Annual meeting date:  October 24, 1996
         (c) The matters approved by stockholders at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

              Proposal                            Number of Votes
              --------                            ---------------
                                               For           Withheld
                                               ---           --------

Election of the following director for a three year term:

          1)  Robert W. DeCook               351,127           1,100


Ratification of the appointment of KPMG Peat      For      Against     Abstain
Marwick LLP as the Company's auditors for the     ---      -------     -------
fiscal year ending June 30, 1997                 332,702    19,525       None

ITEM 5.  Other Information

                   None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:
                Exhibit 11-Computation of Per Share Earnings
                Exhibit 27-Financial Data Schedule

         (b)  Reports on Form 8-K:
                None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HORIZON FINANCIAL SERVICES CORPORATION
                                Registrant


Date: February 14, 1997         /s/ Robert W. DeCook
     --------------------       ------------------------------------------
                                Robert W. DeCook
                                President and Chief Executive Officer




Date: February 14, 1997         /s/ Sharon McCrea
     ---------------------      -------------------------------------------
                                Sharon McCrea
                                Vice President and Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit                                                               Page
-------                                                               ----

11.    Statement regarding computation of per share earnings           13

27.    Financial Data Schedule                                         14