Form 10QSB
period 1997-03-31
HORIZON FINANCIAL SERVICES CORP
filed 1997-05-15
CIK 920600

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997
                              ------------------------------------------
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from____________________to________________________

Commission File Number:   0-24036
                       -----------------------------------------------------

   Horizon Financial Services Corporation
----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

   Delaware
----------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

   42-1419757
----------------------------------------------------------------------------
(I.R.S. Employer Identification No.)

   301 First Avenue East, Oskaloosa, Iowa                     52577
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

   (515)673-8328
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      [X] YES     [  ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock                              425,540
           --------------                           -----------
               Class                             Shares Outstanding
                                                 as of May 12, 1997

Transitional Small Business Disclosure Format (check one):
Yes ___:  No _X_

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                                                   Page
                                                                                                 ----
          Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31, 1997 and June 30, 1996.                         1

          Consolidated Statements of Operations for the three months and nine
          months ended March 31, 1997 and 1996.                                                    2

          Consolidated Statements of Cash Flows for the nine months ended                          3
          March 31, 1997 and 1996.

          Notes to Consolidated Financial Statements                                               4

          Item 2.  Management's Discussion and Analysis of Financial Condition and                 5
                   Results of Operations


Part II.  Other Information                                                                       10

          Signatures                                                                              11

          Index of Exhibits                                                                       12

          Exhibits                                                                                13


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                   March  31,            June 30,
Assets                                                                1997                 1996
------                                                          ----------------       ------------

Cash and cash equivalents                                         $  4,778,898         $ 3,470,538
Securities available for sale                                       18,724,584          18,049,483
Loans receivable, net                                               51,922,878          49,104,188
Real Estate                                                            549,039             504,457
Stock in Federal Home Loan Bank, at cost                               656,600             558,800
Office property and equipment, net                                   1,100,029           1,133,315
Accrued interest receivable                                            541,891             513,629
Prepaid expenses and other assets                                       94,157             129,776
                                                                  ------------         -----------

     Total assets                                                 $ 78,368,076         $73,464,186
                                                                  ============         ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                           $56,433,876         $54,758,967
Advances from Federal Home Loan Bank                                13,116,799           9,661,271
Advance payments by borrowers for taxes and insurance                  284,570             386,272
Accrued taxes on income:
     Current                                                            58,408              36,347
     Deferred                                                            1,568              11,000
Accrued expenses and other liabilities                                 248,334             220,103
                                                                  ------------         -----------

     Total liabilities                                              70,143,555          65,073,960
                                                                  ------------         -----------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                   ---                  ---
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 523,099 shares                   5,231                5,231
Additional paid-in capital                                           4,781,362            4,752,930
Retained earnings, substantially restricted                          5,239,663            5,157,486
Treasury stock, at cost                                             (1,360,275)          (1,022,921)
Unearned employee stock ownership plan shares                         (210,275)            (260,303)
Unearned recognition and retention plan shares                         (56,709)             (83,871)
Unrealized losses on assets available for sale                        (174,476)            (158,326)
                                                                  ------------         ------------

     Total stockholders' equity                                      8,224,521            8,390,226
                                                                   -----------         ------------

Total liabilities and stockholders' equity                        $ 78,368,076          $73,464,186
                                                                  ============          ===========

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                        Three Months                     Nine Months
                                                                        Ended March 31,                 Ended March 31,
                                                                     1997            1996             1997            1996
                                                                    -----            ----             ----            ----
Interest income:
Interest on loans                                                 $1,114,363     $1,041,577         $3,279,259     $3,060,178
Interest on securities available for sale                            309,806        275,039            955,309        854,430
Other interest earning assets                                         40,896         55,258             91,445        151,006
                                                                 -----------    -----------        -----------     ----------
Total interest income                                              1,465,065      1,371,874          4,326,013      4,065,614
                                                                 -----------    -----------        -----------     ----------

Interest expense:
Interest on deposits                                                 660,042        653,476          1,985,075      1,952,685
Interest on advances and other borrowing                             170,505        135,508            487,633        398,964
                                                                 -----------    -----------        -----------     ----------

Total interest expense                                               830,547        788,984          2,472,708      2,351,649
                                                                 -----------    -----------        -----------     ----------

Net interest income                                                  634,518        582,890          1,853,305      1,713,965

Provision for losses on loans                                         12,000        304,192            119,073        316,192
                                                                 -----------    -----------        -----------     ----------

Net interest income after provision for
Losses on loans                                                      622,518        278,698          1,734,232      1,397,773
                                                                 -----------    -----------        -----------     ----------

Non-interest income:
Fees, commissions and service charges                                 79,489         85,318            254,582        258,904
Profit on securities available for sale, net                           7,619         15,777             65,378         39,198
Other                                                                  8,432          4,027             15,517         49,604
                                                                 -----------    -----------        -----------     ----------

Total non-interest income                                             95,540        105,122            335,477        347,706
                                                                 -----------    -----------        -----------     ----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                                  264,785        224,516            782,472        697,090
Advertising                                                           19,055         15,954             49,938         39,589
Office property and equipment                                         85,870         77,628            235,951        233,209
Federal insurance premiums                                             2,339         29,774            395,439         88,174
Data processing services                                              26,977         27,091             79,156         71,426
Other real estate expense, net                                        27,683         20,364             54,439         36,378
Other                                                                 52,178         85,260            185,166        225,120
                                                                 -----------    -----------        -----------     ----------

Total non-interest expense                                           478,887        480,587          1,782,561      1,390,986
                                                                 -----------    -----------        -----------     ----------

Earnings before taxes on income                                      239,171        (96,767)           287,148        354,493

Taxes on income                                                       89,100        (33,475)           107,000        116,625
                                                                 -----------    -----------        -----------     ----------

Net earnings (loss)                                               $  150,071     $  (63,292)          $180,148     $  237,868
                                                                 ===========    ===========        ===========     ==========

     Earnings per common share -
       primary and fully diluted                                  $     0.36     $    (0.14)        $     0.43     $     0.52
                                                                 ===========    ===========        ===========     ==========

     Weighted average common shares outstanding                      425,540        464,739            433,781        475,166
                                                                 ===========    ===========        ===========     ==========

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                  Nine months ended
                                                                                                      March 31,
                                                                                               1997               1996
                                                                                           -----------          ------

Cash flows from operating activities:
Net earnings                                                                            $   180,148         $   237,868
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                                              123,261             124,722
  Amortization of fees, premiums and accretion of discounts, net                             32,366              43,265
  Provision for losses on loans                                                             119,073             316,192
  Realized profit on assets available for sale                                              (65,278)            (39,198)
  Increase in accrued interest receivable                                                   (28,262)            (42,998)
  FHLB stock dividend                                                                           ---              (9,500)
  Amortization of stock compensation plans                                                   77,190              70,539
  Other, net                                                                                181,907            (119,474)
                                                                                        -----------         -----------

Net cash provided by operating activities                                                   620,405             581,416
                                                                                        -----------         -----------

Cash flows from investing activities:
  Principal collected on assets available for sale                                        1,313,726           1,668,834
  Proceeds from sale of assets available for sale                                         4,262,539           1,678,550
  Purchase of assets available for sale                                                  (6,244,200)         (3,496,581)
  Purchase Federal Home Loan Bank Stock                                                     (97,800)            (54,300)
  Loans to customers, net                                                                (3,052,193)         (2,573,889)
  Proceeds from sale of real estate                                                             ---             260,000
  Purchase of office property and equipment, net                                            (87,527)            (51,322)
  Investment in real estate                                                                     ---             (65,000)
                                                                                        -----------         -----------

Net cash used in investing activities                                                    (3,905,455)         (2,633,708)
                                                                                        -----------         -----------

Cash flows from financing activities:
  Increase in customer deposit accounts, net                                              1,674,909           2,762,007
  Decrease advance payments by borrowers for taxes and insurance                           (101,702)           (147,819)
  Proceeds from advances from FHLB                                                       11,000,000           5,000,000
  Principal payments on advances from FHLB                                               (7,544,472)         (4,541,931)
  Payment of dividends                                                                      (97,971)           (111,945)
  Treasury stock acquired                                                                  (337,354)           (699,430)
                                                                                        -----------         -----------

Net cash provided by financing activities                                                 4,593,410           2,260,882
                                                                                        -----------         -----------

Net increase  in cash and cash equivalents                                                1,308,360             208,590
Cash and cash equivalents at beginning of year                                            3,470,538           3,811,665
                                                                                        -----------         -----------
Cash and cash equivalents at end of year                                                $ 4,778,898         $ 4,020,255
                                                                                        ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $ 2,518,359         $ 2,352,539
  Cash paid for taxes                                                                        86,917             205,000
  Transfers of loans to real estate acquired through foreclosures                           114,430                 ---
                                                                                        ===========         ===========

To mark assets available for sale to fair value:
  Change in fair value                                                                  $    25,746         $  (111,020)
  Less deferred taxes                                                                        (9,596)             41,411
                                                                                        -----------         -----------
  Change in valuation allowance                                                         $   (16,150)        $    69,609
                                                                                        ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 1997 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant or Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and its results of operations and statements of cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.


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

4.  EFFECT OF NEW ACCOUNTING  STANDARDS

In February 1997, the FASB adopted SFAS No. 128, "Earnings Per Share" ("SFAS 28") which becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. Management believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Holding Company.

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

Certain statements in this report that relate to the Corporation's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on Management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Corporation's business and prospects is contained in the Corporation's periodic filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

The Company's total assets at March 31, 1997 of $78.4 million increased $4.9 million or 6.67%, from $73.5 million at June 30, 1996. This increase was reflected in a $2.8 million increase in net loans receivable, a $1.3 million increase in cash and cash equivalents and a $675,000 increase in securities available for sale. Total liabilities increased $5.0 million to $70.1 million on March 31, 1997 from $65.1 million on June 30, 1996, primarily due to a $3.5 million increase in advances from the Federal Home Loan Bank to $13.1 million on March 31, 1997 from $9.6 million on June 30, 1996. Deposits increased $1.7 million from $54.7 million on June 30, 1996 to $56.4 million on March 31, 1997. Deposits and FHLB advances were used to fund growth in the Company's loan and security portfolios. Advance payments by borrowers for taxes and insurance decreased $102,000 from $386,000 at June 30, 1996 to $284,000 at March 31, 1997.
There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month and nine month periods ended March 31, 1997 and March 31, 1996.

GENERAL

Net income (loss) for the three months ended March 31, 1997 increased $213,000 to $150,000 from ($63,000) for the three month period ended March 31, 1996. For the nine months ended March 31, 1997, net income decreased $58,000 to $180,000 from $238,000 for the comparable period in 1996. The increase for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996 was primarily attributable to a provision taken in connection with the default of a commercial business loan in the period ended March 31, 1996 and a lessor provision taken in the period ended March 31, 1997. The decrease for the nine month period was primarily due to the one time special assessment of $207,000, net of taxes, by the FDIC to recapitalize the SAIF.

INTEREST INCOME

Interest income increased $93,000 to $1.5 million for the three month period ended March 31, 1997 compared to $1.4 million for the three month period ended March 31, 1996, and $260,000 to $4.3 million for the nine month period ended March 31, 1997 compared to $4.1 million for the comparable period ended March 31, 1996. The increase was primarily the result of an increase in average interest-earning assets, consisting primarily of mortgage loans and assets available for sale, of approximately $4.0 million and $4.2 million for the three and nine months ended March 31, 1997, respectively, over the comparable periods in 1996, and, to a lesser extent, the upward adjustment of the rates on the Bank's adjustable-rate mortgage loans which repriced during the comparable periods. The weighted average yield on average interest-earning assets increased slightly to 8.10% for the nine months ended March 31, 1997 from 8.09% for the same period in 1996.

INTEREST EXPENSE

Interest expense increased $41,000 to $830,000 from $789,000 for the three month period, and increased $121,000 to $2.5 million from $2.4 million for the nine month period ended March 31, 1997 as compared to the same periods in 1996. The increase in interest expense was attributable to increased advances from the Federal Home Loan Bank and increased deposits, which primarily were used to fund mortgage loan growth. The weighted average interest rate paid on average total deposits decreased 15 basis points and the weighted average interest rate paid on average FHLB borrowings decreased 31 basis points for the nine months ended March 31, 1997 compared to the same period in 1996. The weighted average interest rates paid on average interest bearing liabilities decreased to 4.91% for the nine months ended March 31, 1997 from 5.07% for the same period in 1996.


NET INTEREST INCOME

Net interest income (before provision for losses on loans) was $634,000 and $1.8 million for the three months and nine months ended March 31, 1997, respectively, compared to $583,000 and $1.7 million for the comparable periods in 1996. The increase in net interest income for the nine month period ended March 31, 1997 as compared to the same period in 1996 was primarily the result of a 16 basis point decrease in the weighted average interest rate paid on average interest bearing liabilities. The Company's net interest margin was 3.19% for the nine month period ended March 31, 1997 compared to 3.02% for the same period in 1996.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the nine month period ended March 31, 1997 the Company's provision for losses on loans was $119,000 compared to $316,000 for the nine month period ended March 31, 1996. During the three month period ended March 31, 1997, the Company's provision for loan losses was $12,000 compared to $304,000 for the three month period ended March 31, 1996. The decrease in the provision for losses on loans was predominantly attributable to a $227,000 commercial business operating loan classified as a loss and written off during the third quarter of the 1996 fiscal year. As of March 31, 1997, the Company's non performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $800,000 or 1.02% of total assets, compared to $935,000 or 1.27% of total assets as of June 30, 1996. As of March 31, 1997 the Company's allowance for losses on loans was $293,000, representing 36.8% of non-performing assets and .56% of net loans receivable.

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

NON-INTEREST INCOME

Non-interest income was $95,000 and $335,000 for the three and nine months ended March 31, 1997 respectively, compared to $105,000 and $347,000 for the same periods ended March 31, 1996. Other non-interest income decreased $34,000 from $50,000 for the nine month period ended March 31, 1996 to $16,000 for the same period in 1997 primarily due to a special non-recurring patronage dividend which was not received from the data processing services in 1997. Profit on the sale of securities available for sale increased $26,000 to $65,000 for the nine month period ended March 31, 1997 from $39,000 for the same period in 1996.

NON-INTEREST EXPENSE

Total non-interest expense was $479,000 and $1.8 million for the three and nine months ended March 31, 1997, respectively, compared to $480,000 and $1.4 million for the same periods in 1996, reflecting a $1,000 decrease for the three month period and a $400,000 increase for the nine month period. Increased compensation costs of $40,000 were partially offset with a $27,000 decrease in the SAIF premium for the three month period ended March 31, 1997 as compared to the same period in 1996. The increase for the nine month period was primarily the result of the one-time special assessment of $331,000 by the FDIC to recapitalize the SAIF and increased compensation costs primarily associated with the Company's stock-based compensation plans.

TAXES ON INCOME

The Company had a $122,000 increase in taxes on income for the three month period ended March 31, 1997 as a result of increased net earnings and a $10,000 decrease for the nine month period primarily a result of decreased net earnings for the period.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 5.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Bank's liquidity ratio was 6.72% on March 31, 1997 and 6.65% on June 30, 1996.

At March 31 1997, the Company had $13.1 million of advances from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1997, the Company had outstanding commitments to extend credit which amounted to $909,000 (including $365,000 in available revolving commercial lines of credit). At March 31, 1997, certificates of deposit scheduled to mature in one year or less totaled $21.2 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At March 31, 1997 the Bank had tangible and core capital of $6.1 million, or 7.9% of adjusted total assets, which was approximately $5.0 million and $3.8 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 1997 the Bank had risk-based capital of $6.4 million (including $6.1 million in core capital), or 14.8% of risk-weighted assets of $43.2 million. This amount was $2.9 million above the 8.0% requirement in effect on that date.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      Legal Proceedings
             -----------------

             None

ITEM 2.      Changes in Securities
             ---------------------

             None

ITEM 3.      Defaults Upon Senior Securities
             -------------------------------

             None

ITEM 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None

ITEM 5.      Other Information
             -----------------

             None

ITEM 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------

             (a)   Exhibits:
                   Exhibit 11 Computation of Per Share Earnings
                   Exhibit 27 Financial Data Schedule

             (b)   Reports on Form 8-K:
                   None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HORIZON FINANCIAL SERVICES CORPORATION
                                      Registrant


Date: May 15, 1997                    /s/ Robert W. DeCook
      ------------------------        -----------------------------------------
                                      Robert W. DeCook
                                      President and Chief Executive Officer




Date: May 15, 1997                    /s/ Sharon McCrea
      ------------------------        ------------------------------------------
                                      Sharon McCrea
                                      Vice President and Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit                                                                Page
-------                                                                ----

11.    Statement regarding computation of per share earnings             13

27.    Financial Data Schedule                                           14

                                   EXHIBIT 11

              Statement Regarding Computation of Earnings Per Share


                                                                             Three Months             Nine Months
                                                                             Ended 3/31/97           Ended 3/31/97
                                                                             -------------           -------------

Net Earnings                                                                   $150,071                 $ 180,148
                                                                               ========                 =========

Primary earnings per share:
     Weighted average shares outstanding                                        425,540                   433,781

     Less unearned employee stock ownership plan shares                         (21,367)                  (23,107)

     Average option shares granted                                               37,021                    37,021

     Less assumed purchase of shares using treasury method                      (24,053)                  (26,591)
                                                                               ========                 =========

Common and common equivalent shares outstanding                                 417,141                   421,104
                                                                               ========                 =========

Earnings per common share - primary                                            $   0.36                 $    0.43
                                                                               ========                 =========

Fully - diluted earnings per share:
     Weighted average shares outstanding                                        425,540                   433,781

     Less unearned employee stock ownership plan shares                         (21,367)                  (23,107)

     Average option shares granted                                               37,021                    37,021

     Less assumed purchase of shares using treasury method                      (23,451)                  (23,451)
                                                                               ========                 =========

Common and common equivalent shares outstanding                                 417,743                   424,244
                                                                               ========                 =========

Earnings per common share - fully diluted                                      $   0.36                $     0.43
                                                                               ========                 =========