Form 10KSB40
period 1997-06-30
HORIZON FINANCIAL SERVICES CORP
filed 1997-09-26
CIK 920600

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 1997
                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------   ----------------------

                        Commission file number 0-24036

                    HORIZON FINANCIAL SERVICES CORPORATION
------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

         Delaware                                      42-1419757
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

301 First Avenue East, Oskaloosa, Iowa                    52577-0008
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (515) 673-8328
                                                     -------------------------


          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. YES  X . NO    .
                  ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$6,332,729.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 12, 1997, was $6.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 12, 1997, there were issued and outstanding 425,540 shares of the Registrant's Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

         Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders held in October 1997.

         Transitional Small Business Disclosure Format: YES   ; NO X .
                                                           ---    ---

                                    PART I

Item 1.  Description of Business

General

        The Company. Horizon Financial Services Corporation (the "Company"), a Delaware corporation, was formed in March 1994 to act as the holding company for Horizon Federal Savings Bank ("Horizon Federal" or the "Bank") upon the Bank's conversion from the mutual to the stock form (the "Conversion"), which occurred on June 28, 1994. On that date, the Company issued 506,017 shares of common stock at a price of $10.00 per share in the Conversion. All references to the Company, unless otherwise indicated, at or before June 28, 1994 are to the Bank and its subsidiary on a consolidated basis. The Company's common stock trades on the Nasdaq SmallCap Market under the Symbol "HZFS".

        At June 30, 1997, the Company had $86.0 million of assets and stockholders' equity of $8.4 million (or 9.8% of total assets).

        The executive offices of the Company are located at 301 First Avenue East, Oskaloosa, Iowa 52577, and its telephone number at that address is
(515) 673-8328.

        Horizon Federal. Horizon Federal, a wholly-owned subsidiary of the Company, is a federally chartered stock savings bank headquartered in Oskaloosa, Iowa. Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. Horizon Federal's primary market area covers Mahaska County, that portion of Marion County in and around Knoxville, Iowa and to a lesser extent, Wapello County, Iowa. The Bank services its market area through its three full service offices, two of which are located in Oskaloosa, Iowa and one which is located in Knoxville, Iowa.

        The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one- to four-family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "Business of the Bank - Originations of Loans and Mortgage-Backed Securities." At June 30, 1997, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

        The Bank's revenues are derived principally from interest on mortgage loans and securities, gains from sales of securities, service fee income and dividends on FHLB stock. The Bank does not originate loans to fund leveraged buyouts and has no loans to non-United States corporations or foreign governments.

        The Bank currently offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits include commercial demand, savings, checking, money market and certificate accounts. The Bank only solicits deposits in its primary market area and does not accept brokered deposits.

        Horizon Federal's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision ("OTS") and the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

        During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 1997, the apartment complex was 94% leased. At June 30, 1997, the Company's equity investment in the project was $208,000, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

Forward-Looking Statements

        When used in this Annual Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors--including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors--could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

        The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

        Horizon Federal primarily serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. The Bank has three offices, two of which are located in Oskaloosa, Iowa and one which is located in Knoxville, Iowa, approximately 25 miles west of Oskaloosa. The Bank competes in loan originations and in deposit gathering activities with the eleven financial institutions and three credit unions serving its primary market area. See " - Competition." The Bank estimates its share of the savings market in its primary market area to be approximately 10%.

        Oskaloosa, Iowa is located in Mahaska County, approximately 60 miles southeast of Des Moines, Iowa. Mahaska County has a population of approximately 22,000 people. Oskaloosa, with a current population of approximately 10,500 persons, is the county seat and the largest city in Mahaska County. Oskaloosa has a mostly agricultural economy and, to a lesser extent, light industrial and retail economies. Its light industrial economy, however, is mainly agricultural support. Major employers in the area include the Clow Valve Company, the Pella Corporation, Cargill, Vermeer Manufacturing, the V.A. Medical Center, 3-M Company, William Penn College and the Mahaska County Hospital.

Lending Activities of the Bank

        General. Historically, the Bank originated fixed-rate one- to four-family mortgage loans. Since the early 1980s, however, the Bank has emphasized, subject to market conditions, the origination and holding in portfolio of short- and intermediate-term (one, three and seven year) loans that convert to annual adjustable-rate mortgage ("ARM") loans after their initial period. Management's strategy has been to increase the percentage of assets in its portfolio with more frequent repricing characteristics or shorter maturities. During periods of low demand for one- to four-family loans, the Bank may seek to invest in mortgage-backed and related securities. The Bank also originates for its loan portfolio fixed-rate, first lien mortgages with terms generally not greater than 15 years. The Bank also originates and sells from time to time in the secondary market 15 year and 30 year fixed-rate loans.

        The Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, the Bank also originates consumer loans, commercial business loans, commercial and multi-family real estate loans and residential construction loans. See "- Originations of Loans and Mortgage-Backed Securities." At June 30, 1997, the Bank's net loan portfolio totaled $52.2 million.

        Several loan officers of the Bank and all members of the Board of Directors serve as Loan Committee members on a rotating basis. At any given time, the approval of at least one outside director and two other members of the Loan Committee is required to approve real estate loans of $200,000 or more. Loan Committee approval is currently required for unsecured and secured consumer loans of more than $80,000 and $100,000, respectively, and unsecured and secured commercial business loans of more than $25,000 and $50,000, respectively. The Board of Directors must approve all commercial business loans with a balance exceeding $200,000.

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At June 30, 1997, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $970,000, however, at June 30, 1997 the Board of Director's of the Company had a self-imposed $800,000 limit. At June 30, 1997, the Bank had two loans or groups of loans to related borrowers with outstanding balances in excess of the Board's self imposed limit but not in excess of regulatory limits. The largest of such lending relationships totaled $857,000 and consisted of a $260,000 commercial real estate loan and five loans totaling $597,000 secured by residential real estate. The other lending relationship in excess of the Board's self imposed limit was a $800,000 line of credit on residential real estate with an outstanding balance of $806,000. At June 30, 1997, all of the foregoing loans were performing in accordance with their terms.

        The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

        Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                       At June 30,
                                                    -------------------------------------------------------------------------------
                                                                1997                      1996                        1995
                                                    -------------------------   ------------------------    -----------------------
                                                       Amount         Percent     Amount        Percent       Amount        Percent
                                                      --------       --------    --------      ---------    ---------      --------
                                                                                     (In Thousands)
 Real Estate:
 One- to four-family............................       $34,625          64.9%     $32,511          64.7%     $ 30,849         65.4%
 Commercial real estate.........................         3,944           7.4        3,801           7.5         3,900          8.2
 Multi-family...................................           658           1.2          789           1.6           931          2.0
 Residential construction ......................           829           1.6        1,335           2.7           507          1.1
                                                       -------         -----      -------         -----      --------       ------
     Total real estate loans....................        40,056          75.1       38,436          76.5        36,187         76.7
                                                       -------         -----      -------         -----      --------       ------
Other Loans:
 Consumer Loans:
  Automobile....................................         4,051           7.6        3,516           7.0         3,598          7.6
  Home improvement..............................         2,353           4.4        1,966           3.9         1,845          3.9
  Deposit account...............................           222            .4          175            .4           327           .7
  Other.........................................         1,541           2.9        1,428           2.8         1,406          3.0
                                                       -------         -----      -------         -----      --------       ------
     Total consumer loans.......................         8,167          15.3        7,085          14.1         7,176         15.2
 Commercial business loans......................         5,124           9.6        4,707           9.4         3,807          8.1
                                                       -------         -----      -------         -----      --------       ------
     Total other loans..........................        13,291          24.9       11,792          23.5        10,983         23.3
                                                       -------         -----      -------         -----      --------       ------
     Total loans receivable, gross..............        53,347        100.00%      50,228         100.0%       47,170        100.0%
                                                                      ======                      =====                      =====

Less:
 Loans in process...............................           732                        730                         315
 Deferred fees and discounts....................            74                         76                          86
 Allowance for losses...........................           348                        318                         291
                                                       -------                    -------                   ---------
 Total loans receivable, net....................       $52,193                    $49,104                    $ 46,478
                                                       =======                    =======                    ========

        The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                     At June 30,
                                                    ----------------------------------------------------------------------------
                                                             1997                       1996                       1995
                                                    --------------------------  -----------------------  -----------------------
                                                     Amount          Percent    Amount        Percent      Amount        Percent
                                                     ------          -------    ------        -------      ------        -------
                                                                                (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family..........................      $ 4,627            8.7%    $ 4,865           9.7%     $ 4,995          10.6%
  Commercial real estate.......................        1,015            1.9       1,171           2.3          705           1.5
  Multi-family.................................           87             .1          92            .2          240            .5
  Residential construction.....................           --             --         146            .3          317            .7
                                                     -------          -----     -------        ------      -------        ------
     Total real estate loans...................        5,729           10.7       6,274          12.5        6,257          13.3

  Consumer.....................................        7,831           14.7       6,884          13.7        6,879          14.6
  Commercial business..........................        4,839            9.1       4,479           8.9        3,596           7.6
                                                     -------          -----     -------        ------      -------        ------
     Total fixed-rate loans....................       18,399           34.5      17,637          35.1       16,732          35.5
                                                     -------          -----     -------        ------      -------        ------
Adjustable Rate Loans:
 Real estate:
  One- to four-family..........................       29,998           56.2      27,646          55.0       25,854          54.8
  Commercial real estate.......................        2,929            5.5       2,630           5.2        3,195           6.8
  Multi-family.................................          571            1.1         697           1.4          691           1.5
  Residential construction.....................          829            1.6       1,189           2.4          190            .4
                                                     -------          -----     -------        ------      -------        ------
     Total adjustable rate real estate loans...       34,327           64.4      32,162          64.0       29,930          63.5

  Consumer.....................................          336             .6         201            .4          297            .6
  Commercial business..........................          285             .5         228            .5          211            .4
                                                     -------          -----     -------        ------      -------        ------
     Total adjustable rate loans...............       34,948           65.5      32,591          64.9       30,438          64.5
                                                     -------          -----     -------        ------      -------        ------
     Total loans, receivable, gross............       53,347          100.0%     50,228         100.0%      47,170         100.0%
                                                                      =====                     =====                      =====

Less:
 Loans in process..............................          732                        730                        315
 Deferred fees and discounts...................           74                         76                         86
 Allowance for loan losses.....................          348                        318                        291
                                                     -------                    -------                    -------
     Total loans receivable, net...............      $52,193                    $49,104                    $46,478
                                                     =======                    =======                    =======

        The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        Real Estate
                        --------------------------------------------
                                                   Residential                                 Commercial
                             Mortgage(1)          Construction            Consumer              Business                    Total
                        --------------------- ----------------------  --------------------  ------------------              -----
                                    Weighted               Weighted               Weighted            Weighted             Weighted
                                    Average                Average                 Average             Average              Average
                         Amount      Rate       Amount      Rate       Amount       Rate    Amount      Rate      Amount      Rate
                         ------     --------    ------     --------    ------     --------  ------    ---------   ------   --------
                                                                  (Dollars in Thousands)
     Due During
    Years Ending
      June 30,
    ------------
1998(2).............   $    476       9.36%      $  --         --%    $ 1,394       9.38%   $2,973       9.68%    $ 4,843     9.55%
1999 to 2002........      1,738       8.81          --         --       4,828       9.33     1,479       8.81       8,045     9.12
2003 and following..     37,013       8.29         829       7.77       1,945       9.56       672       7.86      40,459     8.33
                        -------                  -----                 ------               ------                 -------
   Total............    $39,227                  $ 829                $ 8,167               $5,124                 $53,347
                        =======                  =====                 ======               ======                 =======

--------------
(1) Includes one- to four-family, multi-family and commercial real estate mortgage loans.
(2) Includes demand loans and loans having no stated maturity.

         The total amount of loans due after June 30, 1998 which have predetermined interest rates is $13.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $34.8 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts (which include radio ads, newspaper ads and direct mail), its present customers, walk-in customers and referrals from real estate brokers and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. See "- Originations of Loan and Mortgage-Backed Securities." At June 30, 1997, the Bank's permanent one- to four-family residential mortgage loans totaled $34.6 million, or 64.9%, of the Bank's gross loan portfolio.

         The Bank currently originates ARM loans and, to a lesser extent, fixed-rate loans for retention in the Bank's loan portfolio. During the year ended June 30, 1997, the Bank originated $6.3 million of adjustable-rate, one- to four-family real estate loans (including $1.2 million of residential construction loans) and $1.9 million of fixed-rate one- to four-family loans (including $212,000 of residential construction loans). The Bank's one- to four-family residential mortgage originations are primarily in its market area.

         The Bank currently originates adjustable-rate, one- to four-family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans for portfolio are generally originated up to a maximum term of 15 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $350,000 of fixed rate loans for sale during fiscal 1997.

         One- to four-family loan originations are generally made in amounts of up to 95% of the appraised value or selling price of the security property, whichever is less. For loans originated with loan-to-value ratios of greater than 80%, the Bank typically requires private mortgage insurance to reduce the Bank's exposure to 80% of the appraised value or selling price of the security property.

         The Bank currently offers one-year, three-year and seven-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one- to four-family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 75.7% of the loans secured by one- to four-family real estate originated by the Bank during fiscal 1997 were originated with adjustable rates of interest. See "- Originations of Loans and Mortgage-Backed Securities."

         At June 30, 1997, the Bank was not servicing any loans other than loans it originated. As of June 30, 1997, the Bank's residential ARM loan portfolio totaled $30.0 million, or 56.2% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $4.6 million, or 8.7% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

         In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the stated rate of the loan. Borrowers on adjustable-rate loans are currently qualified at a rate then in effect for seven-year loans on one- to four-family residential property. Typically, the spread between a one-year ARM and a seven-year ARM has been 150 basis points or more. The Bank generally requires that for mortgage loan applications an appraisal of the security property be performed by an independent fee appraiser approved by the Bank. In connection with origination of residential real estate loans, the Bank generally requires an opinion from an attorney regarding the title to the property, and fire and casualty insurance in an amount not less than the amount of the loan.

         To supplement loan demand in the Bank's primary market area the Bank purchases mortgage-backed and related securities. The Bank purchased $12.0 million, $5.0 million and $6.0 million of mortgage-backed and related securities during fiscal 1997, 1996 and 1995, respectively.
See "- Originations of Loans and Mortgage-Backed Securities."

         Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers, for the construction of residential homes without an underlying sales contract. At June 30, 1997, the Bank's construction loan portfolio totaled $829,000, or 1.6% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase which typically runs from six months to one year. These construction loans have rates and terms which match one- to four-family loans then offered by the Bank, except that during the construction phase the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single family construction loans is 95%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent one- to four-family residential loans.

         Construction loans are obtained primarily from builder references and individuals who have previously borrowed from the Bank, as well as from referrals from existing customers. The application process includes a submission to the Bank of the plans and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

         The uncertainties inherent in estimating construction costs and the market for a project upon completion makes it relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed below regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

         Multi-Family/Commercial Real Estate Lending. Horizon Federal also makes real estate loans secured by multi-family and non-residential properties. Horizon Federal's multi-family residential loans are primarily secured by apartment buildings located within the Bank's market area. The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 1997, $658,000, or 1.2%, of the Bank's gross loan portfolio consisted of multi-family loans and $3.9 million, or 7.4%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

         Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to a greater extent than residential loans to adverse conditions in the economy generally. In dealing with these risk factors, the Bank generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience.

         Appraisals on properties securing multi-family and commercial real estate property loans originated by the Bank are performed by an independent fee appraiser approved by the Bank at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property. In recent years, personal guarantees have been obtained for all or most of the Bank's multi-family and commercial real estate loans. While the Bank continues to monitor multi-family and commercial real estate loans on a regular basis after origination, updated appraisals are not normally obtained after closing unless the Bank believes that there are questions regarding the status of the loan or the value of the collateral.

         At June 30, 1997, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000.

         Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Horizon Federal's current lending guidelines generally require, in the case of loans secured by multi-family or commercial income-producing property, that the property securing such loans generate net cash flow of 125% of debt service after payment of all operating expenses, excluding depreciation, and a loan-to-value ratio of no more than 75%.

         Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 1997, the Bank's consumer loans totaled $8.2 million, or 15.3% of the Bank's gross loan portfolio.

         Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles, home improvement and other personal purposes. The Bank originates consumer loans on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. Horizon Federal began its indirect lending program in January 1993 with selected automobile dealers located in the Bank's lending area. At June 30, 1997, the outstanding balances on automobile loans and home improvement totaled $4.1 million and $2.4 million, or 49.6% and 28.8% of the Bank's gross consumer loan portfolio, respectively.

         In addition, Horizon Federal commenced offering Visa and MasterCard credit cards in April 1994. Both types of lending generally present more credit risk to the Bank than one- to four-family residential lending. At June 30, 1997, the Bank had $26,000 of credit card loans outstanding and $94,000 of unused credit available under its credit card program.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, non-performing consumer loans totaled $130,000, or 1.6% of total consumer loans and .2% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

         Commercial Business Lending. The Bank also originates commercial business loans. At June 30, 1997, Horizon Federal had $5.1 million in commercial business loans outstanding, representing 9.6% of the Bank's gross loan portfolio. The Bank offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Most of the Bank's commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

         The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans may not exceed 75% of the value of the collateral securing the loan.

         The largest commercial business loan outstanding at June 30, 1997 was an $806,000 business line of credit to a builder of one- to four-family residential properties. At June 30, 1997, this line of credit was performing in accordance with its terms.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. The Bank's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         The Bank recognizes the generally increased credit risks associated with commercial business lending. Horizon Federal's commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Analysis of the borrower's past, present and future cash flows is also an important aspect of Horizon Federal's credit analysis.

Originations of Loans and Mortgage-Backed Securities

         The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During the years ended June 30, 1997, 1996, and 1995, the Bank's dollar volume of adjustable-rate real estate loan originations exceeded the dollar volume of the same type of fixed-rate loan originations.

                  The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal
1997, 1996 and 1995 the Bank purchased $12.0 million, $5.0 million and $6.0 million, respectively, of mortgage-backed and related securities. The Bank funded its purchases of mortgage-backed and related securities, specifically collateralized mortgage obligations, during fiscal 1997, with advances from the FHLB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management" in the Annual Report.

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                                   Year Ended June 30,
                                                   --------------------------------------------------
                                                     1997                1996                  1995
                                                   --------            ---------             --------
                                                                     (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate
   - one- to four-family ..............            $  5,153             $  5,186             $  4,091
   - multi-family .....................                --                   --                     35
   - commercial real estate ...........                 664                  715                  520
   - residential construction .........               1,154                2,245                1,253
  Non-real estate
   - consumer .........................                 102                 --                     72
   - commercial business ..............                --                   --                    158
                                                   --------             --------             --------
         Total adjustable-rate ........               7,073                8,146                6,129
                                                   --------             --------             --------

 Fixed rate:
  Real estate
   - one- to four-family ..............               1,650                1,102                  726
   - multi-family .....................                  23                   10                 --
   - commercial real estate ...........                 362                1,209                 --
   - residential construction .........                 212                  627                  115
  Non-real estate
   - consumer .........................               5,676                4,000                6,193
   - commercial business ..............               1,356                1,057                1,857
                                                   --------             --------             --------
         Total fixed-rate .............               9,279                8,005                8,891
                                                   --------             --------             --------
         Total loans originated .......              16,352               16,151               15,020

Total loan purchases ..................                --                   --                   --
Total loan sales ......................                (602)              (1,724)                --
Total loan repayments .................             (13,473)             (11,048)              (8,983)
Increase (decrease) in other items, net                 812                 (753)                  32
                                                   --------             --------             --------
         Net increase .................            $  3,089             $  2,626             $  6,069
                                                   ========             ========             ========

         The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.

                                                                 Year Ended June 30,
                                                    ------------------------------------------------
                                                      1997               1996                 1995
                                                    ---------           --------            --------
                                                                     (In Thousands)
Purchases:
  Mortgage-backed and related securities            $   --              $   --              $  2,961
  CMOs ..................................             12,259               5,179               3,053
                                                    --------            --------            --------
         Total ..........................           $ 12,259            $  5,179            $  6,014
                                                    --------            --------            --------

Sales:
  Mortgage-backed and related securities              (3,191)               (631)               --
  CMOs ..................................               (971)             (1,071)               --
                                                    --------            --------            --------
         Total ..........................             (4,162)             (1,702)               --
                                                    --------            --------            --------

Repayments:
  Mortgage-backed and related securities                (702)             (1,717)             (1,710)
  CMOs ..................................               (683)               (211)               --
  Increase (decrease) in other items, net               (120)               (110)               --
                                                    --------            --------            --------
         Net increase (decrease) ........           $  6,592            $  1,439            $  4,304
                                                    ========            ========            ========

Asset Quality

         General. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a late notice is sent by the 11th of the month if payment for the prior month is not received. If the delinquency is not cured by the 15th of the month, an attempt to contact the borrower is made by telephone. Additional written and verbal contacts are made with the borrower to the extent necessary, and if required a personal visit by a loan officer of the Bank is arranged. If the delinquency is not cured or a payment plan arranged by the 61st day of delinquency or shortly thereafter, the matter is generally referred to the Bank's collection manager and action to foreclose on the property is initiated. After 90 days of delinquency, interest income on loans is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Iowa consumer protection laws.

         Real estate acquired by Horizon Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for losses on loans. After acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 1997. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                               Loans Delinquent For:
                              -----------------------------------------------------
                                       30-59 Days               60-89 Days
                              -------------------------- --------------------------
                                              Percent of                 Percent of
                                                Loan                        Loan
                              Number  Amount  Category   Number   Amount  Category
                              ------  ------  ---------- ------   ------ ----------
Real Estate:
  One- to four-family ..       17      $651      1.9%       5      $136      .4%

  Commercial real estate       --        --      --        --        --      --

Consumer ...............       26       125      1.5       12        65      .8

Commercial business ....        1         6       .1        1       269     5.3
                               --      ----                --      ----

     Total .............       44      $782      1.5%      18      $470      .9%
                               ==      ====                ==      ====

                                                Loans Delinquent For:
                              -------------------------------------------------------
                                   90 Days and Over                Total
                              -------------------------- ----------------------------
                                              Percent of                   Percent of
                                                 Loan                         Loan
                              Number  Amount   Category   Number   Amount   Category
                              ------  ------  ----------  ------   ------  ----------
                                     (Dollars in Thousands)
Real Estate:
  One- to four-family ..        13      $410      1.2%      35     $1,197     3.5%

  Commercial real estate         1         9       .2        1          9      .2

Consumer ...............        26       130      1.6       64        320     3.9

Commercial business ....         1       140      2.7        3        415     8.1
                                --      ----               ---     ------

     Total .............        41      $689      1.3%     103     $1,941     3.6%
                                ==      ====               ===     ======

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. As a matter of policy, the Bank does not generally accrue interest on loans past due 90 days or more. For all periods presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed to be in-substance foreclosed at June 30, 1997.

                                                                        At June 30,
                                                          ----------------------------------------
                                                           1997             1996             1995
                                                           ----             ----             ----
Non-accruing loans:
  One- to four-family.............................        $   318            $504             $450
  Commercial real estate..........................              9              --              --
  Consumer........................................            130             151               68
  Commercial business.............................             12              43               27
                                                          -------            ----             ----
     Total........................................            469             698              545
                                                          -------            ----             ----

Accruing loans 90 days or more:
  One- to four-family.............................             92              --               --
  Commercial......................................            128              --               --
                                                          -------            ----             ----
      Total.......................................            220              --               --
                                                          -------            ----             ----


Foreclosed assets:
  One- to four-family.............................            137
  Commercial real estate..........................            206             205              190
  Consumer........................................             13              32                6
                                                         --------            ----             ----
     Total........................................            356             237              196
                                                          -------            ----             ----

Total non-performing assets.......................        $ 1,045            $935             $741
                                                          =======            ====             ====
Total as a percentage of total  assets............           1.22%           1.27%            1.06%
                                                            =====            ====             ====

         For the fiscal year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $57,000, of which $37,000 was included in interest income at such date.

         At June 30, 1997, there were no non-accruing loans to a single borrower or group of related borrowers in excess of $84,000. At June 30, 1997, there were approximately $330,000 of non-accruing loans contained in the foregoing table which are not described in "Other Loans of Concern" or "Classified Assets" below. These loans are not required to be classified by the OTS and are adequately capitalized such that management does not anticipate any losses relating to these loans.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1997, there was also an aggregate of $402,000 in net book value of loans ($319,000 secured by single family residences, $75,000 secured by other commercial business and $8,000 in secured consumer loans) with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of $386,000 of its assets as substandard, none as doubtful and $83,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

         At June 30, 1997, total classified assets comprised $469,000, or 5.6% of the Bank's capital, or .55% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 1997, the Bank had an allowance for loan losses of $348,000, or approximately .65% of total loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for losses on loans.

                                                                        Year Ended June 30,
                                                               --------------------------------------
                                                               1997            1996             1995
                                                               ----            ----             ----
                                                                      (Dollars in Thousands)
Balance at beginning of period .............................   $ 318           $ 291            $ 379

Charge-offs:
  One- to four-family ......................................     (15)           --               --
  Commercial real estate ...................................    --               (29)             (78)
  Commercial business ......................................    (150)           (227)            --
  Consumer .................................................     (62)            (63)             (17)
                                                               -----           -----            -----
    Total charge-offs ......................................    (227)           (319)             (95)
                                                               -----           -----            -----

Recoveries:
  Commercial business ......................................    --                11             --
  Consumer .................................................       5               7                5
                                                               -----           -----            -----
    Total recoveries .......................................       5              18                5

Net charge-offs ............................................    (222)           (301)             (90)
Additions charged to operations ............................     252             328                2
                                                               -----           -----            -----
Balance at end of period ...................................   $ 348           $ 318            $ 291
                                                               =====           =====            =====

Ratio of net charge-offs during the period to average
 loans outstanding during the period .......................   .43 %             .63%             .21%
                                                               =====           =====            =====

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                At June 30,
                                     -------------------------------------------------------------------
                                             1997                  1996                  1995
                                     -------------------  --------------------- ------------------------
                                                Percent                Percent                 Percent
                                                of Loans               of Loans                of Loans
                                                in Each                in Each                 in Each
                                                Category               Category                Category
                                                to Total               to Total                to Total
                                      Amount      Loans    Amount       Loans    Amount         Loans
                                      ------    --------   ------      --------  ------        ---------
                                                          (Dollars in Thousands)
One- to four-family.............       $116        64.9%    $128          64.7%    $129          65.4%
Multi-family....................          2         1.2        2           1.6        2           2.0
Commercial real estate..........         12         7.4       11           7.5       11           8.2
Residential construction........          2         1.6        3           2.7        1           1.1
Consumer........................        103        15.3       80          14.1       78          15.2
Commercial business.............         95         9.6       60           9.4       40           8.1
Unallocated.....................         18          --       34            --       30            --
                                      -----       -----     ----         -----     ----         -----
     Total......................      $ 348       100.0%    $318         100.0%    $291         100.0%
                                      =====       =====     ====         =====     ====         =====

Investment Activities

         Horizon Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.12%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Subject to the Board's direction, the Investment Committee meets monthly to review the Bank's investments and objectives for its investment portfolio. The Bank's investment policy has established methods and strategies for each type of security. It is the Bank's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade.

         The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 1997, the Bank's mortgage-backed and related securities totaled $22.4 million, or 26.1% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Bank has begun to purchase other types of mortgage-backed and related securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate, mortgage-backed and related securities for asset/liability management purposes and in order to supplement the Bank's origination of ARM loans. At June 30, 1997, all of the Bank's mortgage-backed and related securities carried adjustable rates of interest.

         The Bank's portfolio of Government National Mortgage Association ("GNMA"), FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") certificates are modified pass-through mortgage-backed securities that generally represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. Under the OTS risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting and FNMA, FHLMC and "AA" or higher-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

         At June 30, 1997, the Bank held $18.1 million of Collateralized Mortgage Obligations ("CMOs") having estimated lives which ranged from less than one year up to 23 years. CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. The CMOs acquired by the Bank are not interest only, principal only or residual interests.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Securities which are categorized as available for sale are carried at fair value. At June 30, 1997, all of the Bank's investment, mortgage-backed and related securities were classified as available for sale.

         The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.

                                                                                       At June 30,
                                                           ----------------------------------------------------------------------
                                                                    1997                   1996                  1995
                                                           ----------------------- ----------------------   ---------------------
                                                             Carrying        % of    Carrying       % of    Carrying       % of
                                                               Value         Total    Value         Total     Value        Total
                                                             --------        -----   ---------      -----   --------       -----
                                                                                     (Dollars in Thousands)
Investment Securities:
  U.S. government securities.............................     $   103          1.6%   $   105         2.9%   $   100         2.7%
  Federal agency obligations.............................         849         13.3        839        22.9        848          --
  Small business administration loans....................         971         15.3      1,021        27.8      1,236        32.9
  Equity Securities(1)...................................         589          9.3        247         6.7         --          --
                                                              -------        -----    -------       -----    -------       -----
     Subtotal............................................       2,512         39.5      2,212        60.3      2,184        58.2
FHLB stock...............................................         956         15.0        559        15.2        471        12.5
                                                              -------        -----    -------       -----    -------       -----
     Total investment securities and FHLB stock..........       3,468         54.5      2,771        75.5      2,655        70.7

Other Interest-Earning Assets:
  Interest-bearing deposits with banks...................       2,890         45.5        900        24.5      1,100        29.3
                                                              -------        -----    -------       -----    -------       -----
     Total...............................................     $ 6,358        100.0%   $ 3,671       100.0%   $ 3,755       100.0%
                                                              =======        =====    =======       =====    =======       =====

Average remaining life or term to repricing of
 investment securities and other interest-earning
 assets excluding FNMA stock and FHLB stock..............         5.5                     9.3                   10.3

Mortgage-Backed and Related Securities:
  FNMA...................................................     $ 1,399          6.2%   $ 3,413        21.6%   $ 4,938        34.3%
  FHLMC..................................................         704          3.1      1,688        10.6      2,235        15.5
  GNMA...................................................         924          4.1      1,834        11.6      2,188        15.2
  CMOs...................................................      18,138         80.9      8,895        56.1      5,016        34.8
  Other..................................................       1,265          5.7          8          .1         22          .2
                                                              -------        -----    -------       -----    -------       -----
    Total mortgage-backed and related securities.........     $22,430        100.0%   $15,838       100.0%   $14,399       100.0%
                                                              =======        =====    =======       =====    =======       =====

---------------------------
(1) Consists primarily of FNMA Stock and stocks of publicly traded thrift institutions and thrift holding companies.

         The composition and maturities of the debt investment securities portfolio, excluding equity securities and FHLB stock, are indicated in the following table.


                                                                  At June 30, 1997
                                 -----------------------------------------------------------------------------------
                                    Less Than      1 to 5       5 to 10        Over 10       Total Debt Investment
                                     1 Year         Years        Years          Years              Securities
                                 -------------   -----------  ------------   -----------    ------------------------
                                    Carrying      Carrying      Carrying       Carrying        Book          Market
                                     Value         Value         Value          Value          Value         Value
                                 -------------   -----------  ------------   -----------    ---------      ---------
                                                               (Dollars in Thousands)
U.S. government securities ........  $  103         $--          $ --           $ --           $  103         $  103
Federal agency obligations ........    --            --             849           --              849            849
Small business administration
   loans ..........................    --            --            --              971            971            971
                                     ------         -----        ------         ------         ------         ------

       Total ......................  $  103         $--          $  849         $  971         $1,923         $1,923
                                     ======         =====        ======         ======         ======         ======

Weighted average yield ............     9.0%         --%            4.0%           7.9%           6.2%           6.2%

         The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 1997; however, the expected average life to maturity of this portfolio is generally two to 10 years.

                                                              Due in                                 At
                                          -------------------------------------------------        June 30,
                                                        One to         5 to          10 and         1997
                                          Less than   Less than 5   Less than 10      Over         Balance
                                          One Year      Years          Years         Years       Outstanding
                                          ---------   -----------   ------------    -------      -----------
                                                                 (In Thousands)
FHLMC ...............................       $ --       $  --         $  --          $   704        $   704
FNMA ................................         --          --            --            1,399          1,399
GNMA ................................         --          --            --              924            924
CMOs ................................         --         4,353         1,975         11,810         18,138
Other ...............................         --          --             363            902          1,265
                                            -----     --------       -------        -------        -------

 Total ..............................       $ --       $ 4,353       $ 2,338        $15,739        $22,430
                                            =====     ========       =======        =======        =======

         At June 30, 1997, the Bank's portfolio of investment and mortgage-backed securities contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding those issued by the United States Government or its agencies.

         For additional information on the Bank's investment and mortgage-backed securities, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, amortization and repayment of loan principal (including mortgage-backed securities), sales or maturities of investment securities, mortgage-backed securities and short-term investments, FHLB advances and funds provided from operations.

         Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities. At June 30, 1997, the Bank had total FHLB advances of $19.1 million.

         Deposits. Horizon Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of commercial demand, savings, checking, money market and certificate accounts. The certificate accounts currently range in terms from 6 months to five years. The Bank relies primarily on advertising (including radio, newspaper and direct mail), competitive pricing policies and customer service to attract and retain these deposits. Horizon Federal solicits deposits from its market area only and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The composition of the Bank's deposits is set forth in Note 8 of the Notes to Consolidated Financial Statement in the Annual Report.

         The deposit accounts marketed by the Bank have allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                           Year Ended June 30,
                             ---------------------------------------------
                               1997              1996              1995
                             --------          --------           --------
                                        (Dollars in Thousands)

Opening balance .........    $ 54,759          $ 51,330           $ 49,969
Deposits ................     157,275           129,814            109,818
Withdrawals .............     156,443           128,381            109,994
Interest credited .......       2,050             1,996              1,537
                             --------          --------           --------

Ending balance ..........    $ 57,641          $ 54,759           $ 51,330
                             ========          ========           ========

Net increase ............    $  2,882          $  3,429           $  1,361
                             ========          ========           ========

Percent increase ........        5.26%             6.68%              2.72%
                             ========          ========           ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                                 At June 30,
                                                 -----------------------------------------------------------------------------
                                                         1997                       1996                          1995
                                                 ---------------------     -----------------------      ----------------------
                                                  Amount       Percent      Amount         Percent       Amount        Percent
                                                  ------       -------      ------         -------       ------        -------
                                                                            (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand...........................     $ 1,964          3.4%      $   745           1.36%      $   599         1.17%
Checking Accounts (0.0% to 4.8%)............       4,788          8.3         4,581           8.36         3,659         7.13
Savings Accounts (2.3% to 4.9%).............      16,829         29.2        14,635          26.73        10,057        19.59
Money Market Accounts (2.0% to 2.5%)........         836          1.5         1,006           1.84         1,385         2.70
                                                 -------        -----       -------         ------       -------       ------

Total Non-Certificates......................      24,417         42.4        20,967          38.29        15,700        30.59
                                                 -------        -----       -------         ------       -------       ------

Certificates:

 0.00 -  3.99%..............................          52           .1            77            .14         4,520         8.81%
 4.00 -  4.99%..............................       5,354          9.3         7,656          13.98         4,707         9.17
 5.00 -  5.99%..............................      18,288         31.7        18,513          33.81         8,646        16.84
 6.00 -  6.99%..............................       7,359         12.7         4,724           8.63        12,935        25.20
 7.00 -  7.99%..............................       2,004          3.4         2,656           4.85         4,354         8.48
 8.00 -  8.99%..............................         160           .3           154            .28           353          .69
 9.00% and above............................           7           .1            12            .02           114          .22
                                                 -------        -----       -------         ------       -------       ------

Total Certificates..........................      33,224         57.6        33,792          61.71        35,629        69.41
                                                 -------        -----       -------         ------       -------       ------
Total Deposits..............................     $57,641       100.00%      $54,759         100.00%      $51,329       100.00%
                                                 =======        ======      =======         ======       =======       ======

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.


                                            0.00-     4.00-      6.00-       8.00-       9.00%                 Percent
                                            3.99%     5.99%      7.99%       8.99%      or more     Total     of Total
                                    ---------------------------------- -------------------------  ---------   ---------
                                                                 (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
September 30, 1997..................        $ 52    $ 6,044     $  895       $   6       $ ---  $   6,997         21.1%
December 31, 1997...................         ---      3,857        595         ---         ---      4,452         13.4
March 31, 1998......................         ---      3,341        622         ---         ---      3,963         11.9
June 30, 1998.......................         ---      2,501      2,053          60         ---      4,614         13.9
September 30, 1998..................         ---        678        910         ---         ---      1,588          4.8
December 31, 1998...................         ---        937         49         ---         ---        986          3.0
March 31, 1999......................         ---      1,117        466          82           7      1,672          5.0
June 30, 1999.......................         ---      1,162        280         ---         ---      1,442          4.3
September 30, 1999..................         ---        867        797         ---         ---      1,664          5.0
December 31, 1999...................         ---        610        773         ---         ---      1,383          4.2
March 31, 2000......................         ---        202      1,133           7         ---      1,342          4.0
June 30, 2000......................          ---        341        279         ---         ---        620          1.9
Thereafter..........................         ---      1,985        511           5         ---      2,501          7.5

Total...............................        $ 52    $23,642     $9,363       $ 160        $  7    $33,224        100.0%
                                            ====    =======     ======       =====        ====    =======        =====

   Percent of total.................         .2%      71.0%      28.2%        .5 %         .1%     100.0%
                                            ===      =====      =====         ===          ==     ======

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.


                                                                                            Maturity
                                                                     Over         Over      ---------
                                                    3 Months       3 to 6       6 to 12       Over
                                                    or Less        Months       Months      12 months         Total
                                                    -------        ------       ------      ---------         -----
                                                                         (In thousands)
Certificates of deposit of less
 than $100,000..............................         $5,073        $4,002       $7,932         $12,976       $29,983

Certificates of deposit of
 $100,000 or more...........................            359           300          645             222         1,526

Public funds(1).............................          1,565           150          ---             ---         1,715
                                                     ------        ------      -------       ---------      --------

Total certificates of
 deposit....................................         $6,997        $4,452       $8,577         $13,198       $33,224
                                                     ======        ======       ======         =======       =======

------------------------------------

(1) Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, primarily FHLB advances, when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Bank may rely upon borrowings for short-term liquidity needs.

         Horizon Federal may obtain advances from the FHLB of Des Moines upon the security of its capital stock in the FHLB of Des Moines and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Bank had $19.1 million in FHLB advances

         The following table sets forth the maximum month-end balance and average balance of FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion on the increase in the Bank's borrowings.


                                                   Year Ended June 30,
                                               --------------------------
                                                1997        1996       1995
                                                ----        ----       ----

Maximum Balance:
  FHLB advances..............................  $19,107    $11,171     $8,718

Average Balance:
  FHLB advances..............................  $13,254    $ 9,521     $5,274

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.


                                                           At June 30,
                                                    -------------------------
                                                    1997      1996       1995
                                                    ----      ----       ----
                                                      (Dollars in Thousands)

FHLB advances...................................   $19,102    $9,661    $8,718
                                                   =======    ======    ======

Weighted average interest
 rate of FHLB advances..........................     5.71%     5.49%     6.04%


Subsidiary Activities

         As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.7 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $20,600. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

         Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of products to customers of Horizon Federal. For the fiscal year ended June 30, 1997, HISI had a net gain of $6,500.

Regulation

         General. Horizon Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. Horizon Federal is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of September 23, 1996 and December 31, 1989, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997, was $24,700.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal law, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was approximately $970,000. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. Horizon Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF of the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $331,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's and the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF- member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Bank did not have any intangible assets or purchased mortgage servicing rights.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. All subsidiaries of the Bank are includable subsidiaries.

         At June 30, 1997, the Bank had tangible capital of $6.2 million, or 7.4% of adjusted total assets, which is approximately $5.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no intangibles which were subject to these tests.

         At June 30, 1997, the Bank had core capital equal to $6.2 million, or 7.4% of adjusted total assets, which is $3.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital, and $265,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Horizon Federal had a $9,000 exclusion from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1997, the Bank had total capital of $6.5 million (including $6.2 million in core capital and $265,000 in qualifying supplementary capital) and risk-weighted assets of $45.0 million (including $286,000 in converted off-balance sheet assets); or total capital of 14.4% of risk-weighted assets. This amount was $2.9 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Horizon Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "--Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of their average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 7.12% and a short-term liquid assets ratio of 6.98%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code of 1996, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in December 1995 and received a rating of "satisfactory."

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, the Bank had $955,600 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the year ended June 30, 1997, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $47,000, compared to $36,000 received in fiscal 1996. The $13,900 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 7.00%, the same rate as received in calendar 1996. Over the past five fiscal years such dividends have averaged 7.73%.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal and State Taxation

         Federal Taxation. For years prior to 1997, savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, were permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equaled the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method which was used in prior years) used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1997, the Bank's post-1987 excess reserves amounted to approximately $280,000. The recapture will be approximately $55,000 per year and will occur over a six-year period which began in Fiscal 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As a result, the Company computes its bad debt deduction on the experience method.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totaled approximately $1.6 million.

         The Company, the Bank and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

         The federal income tax returns of the Company for the last three years are open to possible audit by the Internal Revenue Service (the "IRS"). No returns are being audited by the IRS at the current time. In the opinion of management, any examination of still open returns (including returns of subsidiary and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its subsidiary.

         Iowa Taxation. Iowa imposes a franchise tax on the taxable income of both mutual and stock savings banks. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax payments and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax. For Iowa state tax purposes, the Company and SEI file income tax returns and the Bank files a franchise tax return.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         Horizon Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial and savings banks, and to a lesser extent, credit unions located in the Bank's market area. Commercial banks, savings banks, credit unions and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates it charges, loan fees it charges, and the types of loans it originates. See "- Lending Activities."

         The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from commercial banks, savings banks, credit unions and investment banking firms located in these communities. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges at each.

         The Bank serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. There are eight commercial banks, three savings banks, other than Horizon Federal, and three credit unions which compete for deposits and loans in Horizon Federal's primary market area. The Bank estimates its share of the savings market in its primary market area to be approximately 10%.

Employees

         At June 30, 1997, the Bank had a total of 25 full-time and five part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Sharon K. McCrea - Ms. McCrea, age 55, joined Horizon Federal in 1959, as a teller, was appointed Assistant Treasurer in 1974 and promoted to Treasurer and Comptroller of the Bank in 1979. Ms. McCrea is in charge of the accounting department of the Bank.

         Kent R. Frankenfeld - Mr. Frankenfeld, age 41, joined the Bank in October 1994, as Vice President in charge of Marketing and Product Development. Mr. Frankenfeld was the Vice President of a savings bank located in Des Moines, Iowa prior to joining the Bank.

Item 2.  Description of Property

         The Bank conducts its business through its three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was approximately $1.1 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.


                                                                                  Total
                                                                               Approximate
                                                        Date                     Square             Net Book Value at
                     Location                         Acquired                   Footage              June 30, 1997
--------------------------------------------------   ----------                 ---------           -----------------

Main Office:
 301 First Avenue East                                  1964                       4,230                 $303,000
 Oskaloosa, Iowa

Branch Offices:
 509 A Avenue, West                                     1992                       3,277                 $651,000
 Oskaloosa, Iowa

 1022 West Pleasant Street                              1979                       1,598                 $128,000
 Knoxville, Iowa

         Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1997 was approximately $93,000.

Item 3.  Legal Proceedings

         Horizon Federal is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Horizon Federal in the proceedings, that the resolution of these proceedings should not have a material effect on Horizon Federal's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 40 of the attached 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 14 of the attached 1997 Annual Report to Stockholders are incorporated herein by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's 1997 Annual Report to Stockholders for the year ended June 30, 1997, is incorporated herein by reference.

Annual Report Section                                     Pages in Annual Report
---------------------                                     ----------------------

Independent Auditors' Report                                        15

Consolidated Balance Sheets as of June 30, 1997 and 1996            16

Consolidated Statements of Operations for the Years Ended
 June 30, 1997, 1996 and 1995                                       17

Consolidated Statements of Stockholders' Equity for Years
 Ended June 30, 1997, 1996 and 1995                                 18

Consolidated Statements of Cash Flows for Years Ended
 June 30, 1997, 1996 and 1995                                       19

Notes to Consolidated Financial Statements                        20 - 39

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security  Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  See Index to Exhibits.

                  (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the three-month period ended June 30, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HORIZON FINANCIAL SERVICES
                                             CORPORATION



Date: September 25, 1997                     By:  /s/ Robert W. DeCook
                                                ----------------------
                                                Robert W. DeCook, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert W. DeCook                          /s/ Thomas L. Gillespie
-----------------------------------------     ---------------------------------
Robert W. DeCook, Director, President and     Thomas L. Gillespie, Director and
Chief Executive Officer (Principal            Vice President
 Executive Officer)

Date: September 25, 1997                      Date: September 25, 1997


/s/ Gary L. Rozenboom                         /s/ Dwight L. Groves
-----------------------------------------     ---------------------------------
Gary L. Rozenboom, Director                   Dwight L. Groves, Director

Date: September 25, 1997                      Date: September 25, 1997


/s/ Norman P. Zimmerman                       /s/ Sharon K. McCrea
-----------------------------------------     ---------------------------------
Norman P. Zimmerman, Director                 Sharon K. McCrea, Treasurer and
                                              Comptroller,  (Principal Financial
                                              and Accounting Officer)

Date: September 25, 1997                      Date: September 25, 1997

                               Index to Exhibits






Exhibit
Number                              Document
-------  ----------------------------------------------------------------------

 3 The Articles of Incorporation and Bylaws, filed on March 18, 1994 as exhibits 3.1 and 3.2, respectively, to Registrant's Registration Statement on Form S-1 (File No. 33-76674), are incorporated herein by reference.

 4       Registrant's Specimen Stock Certificate, filed on March 18, 1994 as
         Exhibit 4 to Registrant's Registration Statement on Form S-1 (File No. 33-76674), is incorporated herein by reference.

10.1 Registrant's Employee Stock Ownership Plan, filed on March 18, 1994 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-76674), is incorporated herein by reference.

10.2 Employment Agreements between the Bank and Messrs. DeCook and Gillespie, filed as Exhibits 10.1 and 10.2, respectively, to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), are incorporated herein by reference.

10.3 1994 Stock Option and Incentive Plan, filed as Exhibit 10.3 to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

10.4 Recognition and Retention Plan, filed as Exhibits 10.4 to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

13       Annual Report to Stockholders

21       Subsidiaries of the Registrant

23       Consent of KPMG Peat Marwick LLP

27       Financial Data Schedule (electronic filing only)