Form 10QSB
period 1997-09-30
HORIZON FINANCIAL SERVICES CORP
filed 1997-11-13
CIK 920600

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                              ----------------------------------------------
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from______________________to______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock                                 426,050
                 ------------                          ----------------------
                     Class                             Shares Outstanding
                                                       as of November 7, 1997
Transitional Small Business Disclosure Format (check one):
Yes___:  No   X

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                                              Page
          Item 1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1997 and June 30, 1997.                1

          Consolidated Statements of Operations for the three months ended                    2
          September 30, 1997 and 1996.

          Consolidated Statements of Cash Flows for the three months ended                    3
          September 30, 1997 and 1996.

          Notes to Consolidated Financial Statements                                          4

          Item 2.  Management's Discussion and Analysis of Financial Condition and            5
                   Results of Operations


Part II.  Other Information                                                                   9

          Signatures                                                                         10

          Index of Exhibits                                                                  11

          Exhibits                                                                           12

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    September 30,           June 30,
Assets                                                                 1997                   1997
------                                                             --------------      ---------------
Cash and cash equivalents                                           $   7,875,961        $  5,621,242
Securities available for sale                                          22,240,158          24,942,234
Loans receivable, net                                                  54,520,018          52,193,285
Real estate                                                               333,502             550,690
Stock in Federal Home Loan Bank, at cost                                1,104,600             955,600
Office property and equipment, net                                      1,085,112           1,082,013
Accrued interest receivable                                               559,438             554,239
Prepaid expenses and other assets                                          65,191              70,160
                                                                   --------------       --------------

     Total assets                                                    $ 87,783,980        $ 85,969,463
                                                                   ==============       ==============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                             $ 56,285,024        $ 57,641,372
Advances from Federal Home Loan Bank                                   22,086,042          19,101,533
Advance payments by borrowers for taxes and insurance                     103,714             400,663
Accrued taxes on income:
     Current                                                              171,467              39,923
     Deferred                                                              92,614              51,000
Accrued expenses and other liabilities                                    308,548             322,311
                                                                   --------------       --------------

     Total liabilities                                                 79,047,409          77,556,802
                                                                   --------------       --------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                      ---                 ---
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 523,099 shares                      5,231               5,231
Additional paid-in capital                                              4,810,100           4,795,400
Retained earnings, substantially restricted                             5,520,169           5,305,946
Treasury stock, at cost                                                (1,360,275)         (1,360,275)
Unearned employee stock ownership plan shares                            (177,332)           (193,798)
Unearned recognition and retention plan shares                            (38,601)            (47,655)
Unrealized losses on securities available for sale                        (22,721)            (92,188)
                                                                    --------------      --------------

     Total stockholders' equity                                         8,736,571           8,412,661
                                                                    --------------      --------------

Total liabilities and stockholders' equity                           $ 87,783,980         $85,969,463
                                                                    ==============      ==============

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                     Three Months
                                                                                  Ended September 30
                                                                               1997                1996
                                                                               ----                ----
Interest income:
  Loans                                                                      $1,154,315       $1,073,339
  Investment securities available for sale                                      423,746          343,288
  Other investment income                                                        57,064           16,009
                                                                          -------------     ------------

      Total interest income                                                   1,635,125        1,432.636
                                                                          -------------     ------------

Interest expense:
  Deposits                                                                      667,490          645,641
  Advance from Federal Home Loan Bank                                           303,015          162,485
                                                                          -------------     ------------

      Total interest expense                                                    970,505          808,126
                                                                          -------------     ------------

      Net interest income                                                       664,620          624,510

Provision for losses on loans                                                    28,000           95,073
                                                                          -------------     ------------

      Net interest income after provision for
      losses on loans                                                           636,620          529,437
                                                                          -------------     ------------

Noninterest income:
  Fees, commissions and service charges                                         104,254           85,850
  Gain on sale of securities, net                                               107,726            - - -
  Other                                                                          28,646            5,575
                                                                          -------------     ------------

      Total noninterest income                                                  240,626           90,425
                                                                          -------------     ------------

Noninterest expense:
  Compensation, payroll taxes and employee benefits                             286,053          258,680
  Advertising                                                                    14,642           21,445
  Office property and equipment                                                  96,377           74,219
  Federal insurance premiums and special assessments                              8,632          361,800
  Data processing services                                                       28,102           26,012
  Other real estate expense, net                                                  7,056           22,736
  Other                                                                          57,560           57,969
                                                                          -------------     ------------

      Total noninterest expense                                                 498,422          822,861
                                                                          -------------     ------------

      Earnings before taxes on income                                           378,824         (202,999)

Taxes on income                                                                 132,000          (75,700)
                                                                          -------------     -------------

      Net earnings (loss)                                                  $    246,824       ($ 127,299)
                                                                          =============     =============

Earnings(loss) per common share -
  primary and fully diluted                                                $        .58       ($     .29)
                                                                          =============     =============

Weighted average common shares outstanding                                      425,540          447,937
                                                                          =============     =============

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                 Three months ended
                                                                                                   September 30,
                                                                                               1997               1996
                                                                                           -----------          ------
Cash flows from operating activities:
Net earnings                                                                           $    246,824            (127,299)
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                                               39,765              38,421
  Amortization of fees, premiums and accretion of discounts, net                             31,099              12,092
  Provision for losses on loans and real estate                                              28,000              95,073
  Gain on sale of securities                                                               (107,726)              - - -
  (Increase) decrease in accrued interest receivable                                         (5,198)              3,158
  Amortization of stock compensation plans                                                   25,520              26,148
  Other, net                                                                                120,095             233,668
                                                                                      -------------         -----------

Net cash provided by operating activities                                                   378,379             281,261
                                                                                      -------------         -----------

Cash flows from investing activities:
  Principal collected on securities available for sale                                      719,224             563,267
  Proceeds from sale of securities available for sale                                     7,278,901               - - -
  Purchase of securities available for sale                                              (5,108,798)         (1,870,783)
  Purchase of Federal Home Loan Bank stock                                                 (149,000)            (73,800)
  Loans to customers, net                                                                (2,344,733)         (1,682,150)
  Proceeds from sale of real estate                                                         225,000               - - -
  Purchase of office property and equipment, net                                            (42,864)             (5,323)
                                                                                      --------------     ---------------

Net cash provided by (used in) investing activities                                         577,730          (3,068,789)
                                                                                      -------------      ---------------

Cash flows from financing activities:
  (Decrease) increase in customer deposit accounts, net                                  (1,356,348)            450,744
  Decrease advance payments by borrowers for taxes and insurance                           (296,949)           (301,518)
  Proceeds from advances from FHLB                                                        8,500,000           3,000,000
  Principal payments on advances from FHLB                                               (5,515,492)            (14,606)
  Payment of dividends                                                                      (32,601)            (33,843)
                                                                                       -------------      --------------

Net cash provided by financing activities                                                 1,298,610           3,100,777
                                                                                        ------------      -------------

Net increase  in cash and cash equivalents                                                2,254,719             313,249
Cash and cash equivalents at beginning of year                                            5,621,242           3,470,538
                                                                                        ------------      -------------
Cash and cash equivalents at end of year                                                $ 7,875,961           3,783,787
                                                                                        ============      =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $   905,602             813,654
  Cash paid for taxes                                                                         - - -               7,429
  Transfers of loans to real estate acquired through foreclosures                             - - -             114,430
                                                                                      ==============      =============

To mark assets available for sale to fair value:
  Change in fair value                                                                  $  (110,624)        $   (61,807)
  Less deferred taxes                                                                        41,157              23,101
                                                                                     ---------------      -------------
  Change in valuation allowance                                                         $    69,467         $    38,706
                                                                                     ===============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 1997 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and its results of operations and statements of cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.


2.  ORGANIZATION

The Company was organized as a Delaware corporation at the direction of Horizon Federal Savings Bank (the "Bank") for the purpose of becoming a savings bank holding company, as part of the conversion from a mutual to a stock institution. The conversion was completed on June 28, 1994 with the sale to the public of 506,017 shares of the Company's common stock at a price of $10 per share. Total proceeds from the conversion of $4,148,060 (net of issuance costs of $507,300 and ESOP shares of $404,810) have been recorded as common stock and paid-in capital.

3.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank and the Bank's wholly owned subsidiary, Horizon Investment Services, Inc. The principal business activity of Horizon Investment Services, Inc. is to sell credit life insurance to customers of the Bank. All material intercompany accounts and transactions have been eliminated.

4.  EFFECT OF NEW ACCOUNTING  STANDARDS

In February 1997, the FASB adopted SFAS No. 128, "Earnings Per Share" ("SFAS 28") which becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. Management believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------------------------------

GENERAL
-------

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

Certain statements in this report that relate to the plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the PSLRA. Such statements are based on Management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in the Company's periodic filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

FINANCIAL CONDITION
-------------------

The Company's total assets at September 30, 1997 of $87.8 million increased $1.8 million, or 2.11%, from $86.0 million at June 30, 1997. This increase was reflected in a $2.3 million increase in net loans receivable and a $2.2 million increase in cash and cash equivalents, partially offset by a $2.7 million decrease in securities available for sale and a $217,000 decrease in real estate. Total liabilities increased $1.5 million to $79.0 million on September 30, 1997 from $77.5 million on June 30, 1997, primarily due to a $3.0 million increase in advances from the Federal Home Loan Bank to $22.1 million on September 30, 1997 from $19.1 million on June 30, 1997. Deposits decreased $1.3 million from $57.6 million on June 30, 1997 to $56.3 million on September 30, 1997. Advances from the Federal Home Loan Bank were used to fund growth in the Company's loan portfolio and for operations. Advance payments by borrowers for taxes and insurance decreased $297,000 from $401,000 at June 30, 1997 to $104,000 at September 30, 1997. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS
---------------------

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

Comparison of three month periods ended September 30, 1997 and September 30, 1996.

GENERAL
-------

Net income increased $374,000 to $247,000 for the three months ended September 30, 1997 from a loss of $127,000 for the three month period ended September 30, 1996. The increase was primarily attributable to the one time special assessment of $207,000, net of taxes, by the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF") during the three month period ended September 30, 1996 and a $150,000 increase in noninterest income to $240,000 for the period ended September 30, 1997 from $90,000 for the same period ended September 30, 1996.

INTEREST INCOME
---------------

Interest income increased $202,000, or 14.13%, to $1.6 million for the three month period ended September 30, 1997 compared to $1.4 million for the three month period ended September 30, 1996. The increase was primarily the result of an increase in the average outstanding balance of interest-earning assets, consisting primarily of mortgage loans and securities available for sale, of approximately $11.1 million for the three month period ended September 30, 1997. The weighted average yield on average interest-earning assets decreased slightly to 7.99% for the three months ended September 30, 1997 from 8.10% for the same period in 1996.

INTEREST EXPENSE
----------------

Interest expense increased $162,000, or 20.09%, to $970,000 for the three month period ended September 30, 1997 compared to $808,000 for the three month period ended September 30, 1996. The increase in interest expense was primarily due to a $9.5 million increase in the average outstanding balance of advances from the Federal Home Loan Bank to $20.9 million for the three month period ended September 30, 1997 as compared to $11.4 for the period ended September 30, 1996. The weighted average yield on interest-bearing liabilities increased 18 basis points to 5.04% for the three month period ended September 30, 1997 from 4.86% for the same period in 1996.

NET INTEREST INCOME
-------------------

Net interest income increased $40,000 from $625,000 for the three month period ended September 30, 1996 to $665,000 for the three month period ended September 30, 1997. The increase in net interest income was primarily a result of the increase in interest income as discussed above. The Company's net interest margin was 2.95% for the three month period ended September 30, 1997 compared to 3.24% for the same period in 1996.

PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the three month period ended September 30, 1997 the Company's provision for losses on loans was $28,000 compared to $95,000 for the three month period ended September 30, 1996. The decrease in the provision for losses on loans was predominantly attributable to a $70,000 commercial business operating loan classified as a loss for the period ended September 30, 1996 with no such loss for the period ended September 30, 1997. As of September 30, 1997, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $826,000 or .94% of total assets, compared to $1,045,000 or 1.22% of total assets as of June 30, 1997. As of September 30, 1997 the Company's allowance for losses on loans was $366,000, representing 44.3% of non-performing assets and
 .67% of net loans receivable.

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

NONINTEREST INCOME
------------------

Noninterest income was $240,000 for the three months ended September 30, 1997 as compared to $90,000 for the same period ended September 30, 1996. The increase in noninterest income was primarily attributable to profit on sale of securities which increased $108,000 for the three month period ended September 30, 1997 from the corresponding period in 1996.

NONINTEREST EXPENSE
-------------------

Total noninterest expense decreased $325,000 from $823,000 for the three months ended September 30, 1996 to $498,000 for the three month period ended September 30, 1997. The decrease was primarily due to the absence of the special assessment of $331,000 by the FDIC to recapitalize the SAIF during the first quarter of fiscal 1997 and a decrease of $22,000 in FDIC premiums for the three month period ended September 30, 1997 as compared to the same period in 1996.

TAXES ON INCOME
---------------

The Company had a $207,000 increase in taxes on income for the three month period ended September 30, 1997 as a result of increased net earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 5.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Bank's liquidity ratio was 6.29% on September 30, 1997 and 7.12% on June 30, 1997.

At September 30, 1997, the Company had $22.1 million of advances from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1997, the Company had outstanding commitments to extend credit which amounted to $1,401,000 (including $415,000 in available revolving commercial lines of credit). At September 30, 1997, certificates of deposit scheduled to mature in one year or less totaled $20.8 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 1997 the Bank had tangible and core capital of $6.5 million, or 7.5% of adjusted total assets, which was approximately $5.2 million and $3.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 1997 the Bank had risk-based capital of $6.7 million (including $6.5 million in core capital), or 14.2% of risk-weighted assets of $47.4 million. This amount was $2.9 million above the 8.0% requirement in effect on that date.

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


                                     HORIZON FINANCIAL SERVICES CORPORATION
                                     Registrant


Date: November 13,1997               /s/ Robert W. DeCook
      ----------------               ------------------------------------------
                                     Robert W. DeCook
                                     President and Chief Executive Officer




Date: November 13, 1997              /s/ Sharon McCrea
      -----------------              ------------------------------------------
                                     Sharon McCrea
                                     Vice President and Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit                                                                    Page
-------                                                                    ----

11.    Statement regarding computation of per share earnings                12

27.    Financial Data Schedule                                              13