Form 10QSB
period 1997-12-31
HORIZON FINANCIAL SERVICES CORP
filed 1998-02-17
CIK 920600

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997
                                -----------------
                        or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:   0-24036
                          -------

                     Horizon Financial Services Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
             ------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   42-1419757
             ------------------------------------------------------
                      (I.R.S. Employer Identification No.)

 301 First Avenue East, Oskaloosa, Iowa                             52577
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                  (515)673-8328
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                               853,060
              ------------                               -------
                  Class                             Shares Outstanding
                                                   as of February 13, 1998

Transitional Small Business Disclosure Format (check one):

Yes _____:  No __X___

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                                       Page
                                                                                     ----

          Item 1.  Financial Statements

          Consolidated Balance Sheets at December 31, 1997 and June 30, 1997           1

          Consolidated Statements of Operations for the three months and               2
          six months ended December 31, 1997 and 1996

          Consolidated Statements of Cash Flows for the six months ended               3
          December 31, 1997 and 1996

          Notes to Consolidated Financial Statements                                   4

          Item 2.  Management's Discussion and Analysis of Financial Condition and     5
                   Results of Operations


Part II.  Other Information                                                           10

          Signatures                                                                  11

          Index of Exhibits                                                           12

          Exhibits                                                                    13


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 December 31,                  June 30,
Assets                                                                              1997                         1997
------                                                                       ---------------                 ------------
Cash and cash equivalents                                                      $  5,020,829                  $  5,621,242
Securities available for sale                                                    24,711,452                    24,942,234
Loans receivable, net                                                            55,923,966                    52,193,285
Real estate                                                                         333,502                       550,690
Stock in Federal Home Loan Bank, at cost                                          1,104,600                       955,600
Office property and equipment, net                                                1,041,963                     1,082,013
Accrued interest receivable                                                         571,222                       554,239
Prepaid expenses and other assets                                                    61,095                        70,160
                                                                               ------------                  ------------

     Total assets                                                              $ 88,768,629                  $ 85,969,463
                                                                               ------------                  ============

Liabilities and Stockholders' Equity
Deposits                                                                       $ 56,860,295                  $ 57,641,372
Advances from Federal Home Loan Bank                                             22,070,320                    19,101,533
Advance payments by borrowers for taxes and insurance                               200,631                       400,663
Accrued taxes on income:
     Current                                                                        264,588                        39,923
     Deferred                                                                       121,263                        51,000
Accrued expenses and other liabilities                                              229,223                       322,311
                                                                               ------------                  ------------

     Total liabilities                                                           79,746,320                    77,556,802
                                                                               ------------                  ------------

Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                               --                            --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares                             10,462                         5,231
Additional paid-in capital                                                        4,832,294                     4,795,400
Retained earnings, substantially restricted                                       5,692,163                     5,305,946
Treasury stock, at cost                                                          (1,348,395)                   (1,360,275)
Unearned employee stock ownership plan shares                                      (161,409)                     (193,798)
Unearned recognition and retention plan shares                                      (29,547)                      (47,655)
Unrealized gain (losses) on securities available for sale                            26,741                       (92,188)
                                                                               ------------                  ------------

     Total stockholders' equity                                                   9,022,309                     8,412,661
                                                                               ------------                  ------------

Total liabilities and stockholders' equity                                     $ 88,768,629                  $ 85,969,463
                                                                               ============                  ============

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                           Three Months                         Six Months
                                                                         Ended December 31,                  Ended December 31,
                                                                        1997            1996               1997              1996
                                                                  -----------        -----------       -----------       -----------
Interest income:
Interest on loans                                                 $ 1,193,752        $ 1,091,557       $ 2,348,067   $ 2,164,896
Interest on securities available for sale                             431,215            302,215           854,961       645,503
Other interest earning assets                                          56,653             34,540           113,717        50,549
                                                                  -----------        -----------       -----------   -----------
Total interest income                                               1,681,620          1,428,312         3,316,745     2,860,948
                                                                  -----------        -----------       -----------   -----------

Interest expense:
Interest on deposits                                                  689,874            679,392         1,357,364     1,325,033
Interest on advances and other borrowing                              318,954            154,643           621,969       317,128
                                                                  -----------        -----------       -----------   -----------

Total interest expense                                              1,008,828            834,035         1,979,333     1,642,161
                                                                  -----------        -----------       -----------   -----------

Net interest income                                                   672,792            594,277         1,337,412     1,218,787

Provision for losses on loans                                          18,000             12,000            46,000       107,073
                                                                  -----------        -----------       -----------   -----------

Net interest income after provision for
Losses on loans                                                       654,792            582,277         1,291,412     1,111,714
                                                                  -----------        -----------       -----------   -----------

Non-interest income:
Fees, commissions and service charges                                 118,792             90,243           223,046       175,093
Profit on securities available for sale, net                           86,067             57,759           193,793        57,759
Other                                                                  (1,915)             1,510            26,731         7,085
                                                                  -----------        -----------       -----------   -----------

Total non-interest income                                             202,944            149,512           443,570       239,937
                                                                  -----------        -----------       -----------   -----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                                   308,622            259,007           594,675       517,687
Advertising                                                            10,067              9,438            24,709        30,883
Office property and equipment                                          79,215             75,862           175,592       150,081
Federal insurance premiums                                              9,413             31,300            18,045       393,100
Data processing services                                               28,270             26,167            56,372        52,179
Other real estate expense, net                                          4,084              4,020            11,140        26,756
Other                                                                  91,158             75,019           148,718       132,988
                                                                  -----------        -----------       -----------   -----------

Total non-interest expense                                            530,829            480,813         1,029,251     1,303,674
                                                                  -----------        -----------       -----------   -----------

Earnings before taxes on income                                       326,907            250,976           705,731        47,977

Taxes on income                                                       112,689             93,600           244,689        17,900
                                                                  -----------        -----------       -----------   -----------

Net earnings                                                      $   214,218        $   157,376       $   461,042   $    30,077
                                                                  ===========        ===========       ===========   ===========
     Earnings per common share - (1)
       Basic                                                      $      0.26              $0.19 (1)   $      0.56         $0.04 (1)
       Diluted                                                    $      0.25              $0.19 (1)   $      0.54         $0.04 (1)

     Weighted average common shares outstanding - (1)                 853,060            855,732           852,070       875,803
                                                                  ===========        ===========       ===========   ===========

(1) Earnings per share restated to reflect a two-for-one stock split (effected as a 100% stock dividend) issued to stockholders of record on October 20, 1997 and adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", effective December 31, 1997.

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                                Six months ended
                                                                                                   December 31,
                                                                                               1997                1996
                                                                                           ----------            ------
Cash flows from operating activities:
Net earnings                                                                            $   461,042         $    30,077
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                                               88,130              76,841
  Amortization of fees, premiums and accretion of discounts, net                             81,117              21,585
  Provision for losses on loans                                                              46,000             107,073
  Realized profit on assets available for sale                                             (193,792)            (57,759)
  (Increase) decrease in accrued interest receivable                                        (16,982)             25,934
  Amortization of stock compensation plans                                                   50,497              51,671
  Other, net                                                                                159,133              24,332
                                                                                       -------------       ------------

Net cash provided by operating activities                                                   675,145             279,754
                                                                                       ------------         -----------

Cash flows from investing activities:
  Principal collected on assets available for sale                                        1,432,143             873,559
  Proceeds from sale of assets available for sale                                         9,814,349           4,186,696
  Purchase of assets available for sale                                                 (10,713,346)         (4,595,413)
  Purchase Federal Home Loan Bank Stock                                                    (149,000)            (73,800)
  Loans to customers, net                                                                (3,766,681)         (2,339,622)
  Proceeds from sale of real estate                                                         225,000             - - -
  Purchase of office property and equipment, net                                            (48,080)            (16,918)
                                                                                       -------------       -------------

  Net cash used in investing activities                                                  (3,205,615)         (1,965,498)
                                                                                        ------------        ------------

Cash flows from financing activities:
  Increase (decrease) in customer deposit accounts, net                                    (781,077)            680,773
  Decrease advance payments by borrowers for taxes and insurance                           (200,032)           (213,563)
  Proceeds from advances from FHLB                                                        8,500,000           3,000,000
  Principal payments on advances from FHLB                                               (5,531,214)         (2,529,429)
  Payment of dividends                                                                      (69,354)            (65,911)
  Net proceeds from options exercised                                                        11,734            - - -
  Treasury stock acquired                                                                 - - -                (337,354)
                                                                                       ------------       -------------

Net cash provided by financing activities                                                 1,930,057             534,516
                                                                                       --------------     -------------

Net decrease in cash and cash equivalents                                                  (600,413)         (1,151,228)
Cash and cash equivalents at beginning of year                                            5,621,242           3,470,538
                                                                                       -------------       ------------
Cash and cash equivalents at end of year                                                $ 5,020,829         $ 2,319,310
                                                                                        ============        ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $ 2,040,032         $ 1,656,119
  Cash paid for taxes                                                                        20,521              48,307
  Transfers of loans to real estate acquired through foreclosures                          - - -                114,430
                                                                                        ============      =============

To mark assets available for sale to fair value:
  Change in fair value                                                                 $   (189,689)      $     (11,565)
  Less deferred taxes                                                                        70,760               4,216
                                                                                       -------------    ---------------
  Change in valuation allowance                                                        $    118,929     $         7,349
                                                                                       =============    ===============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 1997 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant or Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 1997 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1997. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


2.  ORGANIZATION

The Company was organized as a Delaware corporation at the direction of Horizon Federal Savings Bank (the "Bank") for the purpose of becoming a savings bank holding company, as part of the conversion from a mutual to a stock institution. The conversion was completed on June 28, 1994 with the sale of 506,017 shares of the Company's common stock at a price of $10 per share. Total proceeds from the conversion of $4,148,060 (net of issuance costs of $507,300 and ESOP shares of $404,810) have been recorded as common stock and paid-in capital. On October 10, 1997 the Company declared a two-for-one stock split (effected as a 100% stock dividend) payable on or about November 10, 1997 to shareholders of record on October 20, 1997. Earnings per share have been restated to reflect this stock split and the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", effective December 31, 1997.

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

FINANCIAL CONDITION

The Company's total assets at December 31, 1997 of $88.8 million increased $2.8 million, or 3.26%, from $86.0 million at June 30, 1997. This increase was reflected in a $3.7 million increase in net loans receivable and a $149,000 increase in Federal Home Loan Bank Stock. This increase was partially offset by a $600,000 decrease in cash and cash equivalents, a $231,000 decrease in securities available for sale and a $217,000 decrease in real estate. Total liabilities increased $2.2 million to $79.7 million at December 31, 1997 from $77.5 million at June 30, 1997, primarily due to a $3.0 million increase in advances from the Federal Home Loan Bank (the "FHLB") of Des Moines to $22.1 million from $19.1 million at June 30, 1997. Advances from the Federal Home Loan Bank were used to fund growth in the Company's loan portfolio and for operations. Deposits decreased $781,000 to $56.8 at December 31, 1997 from $57.6 at June 30, 1997. Advance payments by borrowers for taxes and insurance decreased $200,000 from $401,000 at June 30, 1997 to $201,000 at December 31,
1997. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month and six month periods ended December 31, 1997 and December 31, 1996

GENERAL

Net earnings for the three months ended December 31, 1997 increased $57,000 to $214,000 from $157,000 for the three month period ended December 31, 1996. For the six months ended December 31, 1997, net earnings increased $431,000 to $461,000 for the comparable period in 1996. The increase for the three month period ended December 31, 1997 compared to the three month period ended December 31, 1996 was attributable to increases in net interest income and non-interest income, primarily gains on securities available for sale and fees, commissions and service charges, offset in part by increases in non-interest expense, loan loss provisions and taxes on income. The increase for the six month period was primarily due to the absence of the one time special assessment of $207,000, net of taxes, charged to the Company by the FDIC to recapitalize the SAIF during the six month period ended December 31, 1996. Net earnings, without the SAIF assessment, for the six months ended December 31, 1996 was $237,000 as compared to $461,000 for the same six month period in 1997, resulting in an increase of $224,000 or 94.5%.

INTEREST INCOME

Interest income increased $253,000 to $1.7 million for the three month period ended December 31, 1997 compared to $1.4 million for the three month period ended December 31, 1996 and $456,000 to $3.3 million for the six month period ended December 31, 1997 compared to $2.9 million for the comparable period ended December 31, 1996. The increase was due to an increase in average interest-earning assets, consisting primarily of mortgage loans and securities available for sale, of approximately $13.5 million and $12.2 million for the three and six months ended December 31, 1997, respectively, over the comparable periods in 1996, and, to a lesser extent, the upward adjustment of the rates on the Bank's adjustable-rate mortgage loans which repriced during 1997. The weighted average yield on average interest-earning assets decreased slightly to 8.02% for the six months ended December 31, 1997 from 8.11% for the same period in 1996.

INTEREST EXPENSE

Interest expense increased $175,000 to $1.0 million from $834,000 for the three month period and increased $337,000 to $2.0 million from $1.6 million for the six month period ended December 31, 1997 as compared to the same periods in 1996. The increase in interest expense was attributable to increased advances from the Federal Home Loan Bank which primarily were used to fund mortgage loan growth and the interest rate on advances increasing to 5.80% for the six months ended December 31, 1997 from 5.69% for the same period in 1996. The weighted average interest rates paid on average interest bearing liabilities increased to 5.08% for the six months ended December 31, 1997 from 4.95% for the same period in 1996.

NET INTEREST INCOME

Net interest income was $672,000 and $1.3 million for the three months and six months ended December 31, 1997, respectively, compared to $594 000 and $1.2 million for the comparable periods in 1996. The increase in net interest income was primarily a result of the increase in interest income as discussed above. The Company's net interest margin was 2.94% for the six month period ended December 31, 1997 compared to 3.16% for the same period in 1996.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the six month period ended December 31, 1997 the Company's provision for losses on loans was $46,000 compared to $107,000 for the six month period ended December 31, 1996. The provision for losses on loans was increased during 1996 predominantly as a result of a $75,000 commercial business operating loan which was classified as a loss in 1996 and subsequently written off during the first quarter of the 1997 fiscal year. During the three month period ended December 31, 1997, the Company's provision for loan losses was $18,000 compared to $12,000 for the three month period ended December 31, 1996. As of December 31, 1997, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $857,600 or .97% of total assets, compared to $1,045,000 or 1.22% of total assets as of June 30, 1997. As of December 31, 1997 the Company's allowance for losses on loans was $380,000, representing 44.3% of non-performing assets and .68% of net loans receivable.

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

NON-INTEREST INCOME

Non-interest income was $203,000 and $444,000 for the three and six months ended December 31, 1997 respectively, compared to $149,000 and $240,000 for the same periods ended December 31, 1996. The increase in non-interest income was primarily attributable to profit on sale of securities which increased $28,000 for the three month period and $136,000 for the six month period ended December 31, 1997 from the corresponding period in 1996. Non-interest income from fees, commissions and service charges increased $28,000 and $48,000 for the three and six month periods ended December 31, 1997, respectively, over the comparable periods in 1996 due to increased fees charged on checking accounts, increased loan fees and increased commission income on sales of alternative financial products sold through the wholly-owned financial services subsidiary of the Bank.


NON-INTEREST EXPENSE

Total non-interest expense was $531,000 and $1.0 million for the three and six months ended December 31, 1997, respectively, compared to $481,000 and $1.3 million for the same periods in 1996, reflecting increases of $50,000 and $274,000, respectively. The decrease for the six month period was primarily the result of the one-time special assessment of $ 331,000 by the FDIC to recapitalize the SAIF during September 1997. Compensation, payroll taxes and employee benefits, the largest component of non-interest expense, increased $50,000 and $77,000 for the three and six month periods ended December 31, 1997, respectively, compared to the same period during 1996. Significant factors causing the increase in compensation were costs generally associated with the Company's stock-based compensation plans as a result of an increase in the Company's stock price, normal salary increases and costs of benefits provided. There were no other significant changes in the components of non-interest expense.


TAXES ON INCOME

Income taxes increased $19,000 and $227,000 for the three and six month periods ended December 31, 1997, respectively, primarily as a result of the increases in net earnings.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Banks liquidity ratio was 5.4% at December 31, 1997 and 7.12% on June 30, 1997.

The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At December 31, 1997, the Company had outstanding commitments to extend credit which amounted to $1,773,000 (including $535,000 in available revolving commercial lines of credit). At December 31, 1997, certificates of deposit scheduled to mature in one year or less totaled $20.0 million. At December 31 1997, the Company had $22.1 million of advances from the FHLB of Des Moines outstanding. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At December 31, 1997 the Bank had tangible and core capital of $6.5 million, or 7.5% of adjusted total assets, which was approximately $5.2 million and $3.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 1997 the Bank had risk-based capital of $6.7 million (including $6.5 million in core capital), or 13.8% of risk-weighted assets of $49.0 million. This amount was $2.8 million above the 8.0% requirement in effect on that date.

                                OTHER INFORMATION
                                     PART II

ITEM 1.      Legal Proceedings

             None

ITEM 2.      Changes in Securities

             None

ITEM 3.      Defaults Upon Senior Securities

             None

ITEM 4.      Submission of Matters to a Vote of Security Holders

                     (a)  Annual meeting date:  October 23, 1997
                     (b)  Not required
                     (c) The matters approved by stockholders at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                          Proposal                                                 Number of Votes
                          --------                                                 ---------------
                                                                                   For           Withheld
                                                                                   ---           --------
Election of the following director for a three year term:

                1) Thomas L. Gillespie                                           316,613              3,500
                2) Norman P. Zimmerman                                           316,613              3,500


                                                                                For      Against     Abstain
                                                                                ---      -------     -------
Ratification of the appointment of  KPMG Peat
Marwick LLP as the Company's auditors for the                                 320,038      None           75
fiscal year ending June 30, 1998

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


                                    HORIZON FINANCIAL SERVICES CORPORATION
                                    Registrant


Date: February 13, 1998              /s/ Robert W. DeCook
      ------------------------      ---------------------
                                    Robert W. DeCook
                                    President and Chief Executive Officer




Date: February 13, 1998              /s/ Sharon McCrea
      -------------------------     ------------------
                                    Sharon McCrea
                                    Vice President and Chief Financial Officer

                               INDEX OF EXHIBITS


Exhibit                                                             Page
-------                                                             ----

11.    Statement regarding computation of per share earnings          13

27.    Financial Data Schedule                                        14