Form 10-Q
period 1997-12-31
HORIZON FINANCIAL SERVICES CORP
filed 1998-03-31
CIK 920600

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1997
                              -----------------------------------
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ---------------

Commission File Number:        0-24036
                        -----------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                              853,060
         ------------                      ------------------------
            Class                             Shares Outstanding
                                            as of February 13, 1998

Transitional Small Business Disclosure Format (check one):
Yes      :  No     X
   ------      --------

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HORIZON FINANCIAL SERVICES CORPORATION
                                      Registrant


Date: March 30, 1998                  /s/ Robert W. DeCook
      --------------                  -------------------
                                      Robert W. DeCook
                                      President and Chief Executive Officer




Date: March 30, 1998                  /s/ Sharon McCrea
      --------------                  ------------------------------------------
                                      Sharon McCrea
                                      Vice President and Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit                                                      Page

27.    Financial Data Schedule                                3