Form 10QSB
period 1998-03-31
HORIZON FINANCIAL SERVICES CORP
filed 1998-05-15
CIK 920600

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                                     --------------
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                                ---------------      ---------------

Commission File Number:   0-24036
                          -------

   Horizon Financial Services Corporation
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

   Delaware
----------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

   42-1419757
----------------------------------------------------------------------
(I.R.S. Employer Identification No.)

   301 First Avenue East, Oskaloosa, Iowa                           52577
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

   (515)673-8328
----------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.         [X]   YES     [  ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                              879,942
                Class                             Shares Outstanding
                                                  as of May 11, 1998

Transitional Small Business Disclosure Format (check one):

Yes         :  No      X
    --------      -----------

            HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                     INDEX


Part I.  Financial Information                                            Page

         Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1998 and June 30, 1997    1

         Consolidated Statements of Operations for the three months and     2
         nine months ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the nine months ended    3
         March 31, 1998 and 1997

         Notes to Consolidated Financial Statements                         4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6



Part II. Other Information                                                 11

         Signatures                                                        12

         Index of Exhibits                                                 13

         Exhibits                                                          14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     March 31,                June 30,
                                                                       1998                     1997
                                                                   ------------            ------------
Assets                                                              (Unaudited)
------
Cash and cash equivalents ..............................           $  8,700,342            $  5,621,242
Securities available for sale ..........................             24,417,034              24,942,234
Loans held for sale ....................................              1,014,487                 136,800
Loans receivable, net ..................................             54,907,334              52,056,485
Real estate ............................................                204,103                 550,690
Stock in Federal Home Loan Bank, at cost ...............              1,303,300                 955,600
Office property and equipment, net .....................              1,014,368               1,082,013
Accrued interest receivable ............................                615,756                 554,239
Deferred income tax ....................................                455,651                    --
Prepaid expenses and other assets ......................                 77,592                  70,160
                                                                   ------------            ------------

     Total assets ......................................           $ 92,709,967            $ 85,969,463
                                                                   ------------            ============

Liabilities and Stockholders' Equity
Deposits ...............................................           $ 59,089,092            $ 57,641,372
Advances from Federal Home Loan Bank ...................             24,054,366              19,101,533
Advance payments by borrowers for taxes and insurance ..                308,194                 400,663
Accrued taxes on income:
     Current ...........................................                352,465                  39,923
     Deferred ..........................................                    --                   51,000
Accrued expenses and other liabilities .................                459,781                 322,311
                                                                   ------------            ------------

     Total liabilities .................................             84,263,898              77,556,802
                                                                   ------------            ------------

Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued ...............................                   --                      --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares
     and 523,099 shares, respectively ..................                 10,462                   5,231
Additional paid-in capital .............................              4,860,644               4,795,400
Retained earnings, substantially restricted ............              5,869,663               5,305,946
Treasury stock, at cost ................................             (1,185,925)             (1,360,275)
Unearned employee stock ownership plan shares ..........               (145,308)               (193,798)
Unearned recognition and retention plan shares .........                (20,493)                (47,655)
Unrealized losses on securities available for sale .....               (942,974)                (92,188)
                                                                   ------------            ------------

     Total stockholders' equity ........................              8,446,069               8,412,661
                                                                   ------------            ------------

Total liabilities and stockholders' equity .............           $ 92,709,967            $ 85,969,463
                                                                   ============            ============

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)


                                                               Three Months                            Nine Months
                                                              Ended March 31,                         Ended March 31,
                                                       1998                 1997                 1998                 1997
                                                    ----------           ----------           ----------           ----------
Interest income:
Interest on loans                                   $1,200,794           $1,114,363           $3,548,861           $3,279,259
Interest on securities available for sale              428,711              309,806            1,283,672              955,309
Other interest earning assets                           80,858               40,896              194,575               91,445
                                                    ----------           ----------           ----------           ----------
Total interest income                                1,710,363            1,465,065            5,027,108            4,326,013
                                                    ----------           ----------           ----------           ----------

Interest expense:
Interest on deposits                                   682,982              660,042            2,040,346            1,985,075
Interest on advances and other borrowing               328,049              170,505              950,018              487,633
                                                    ----------           ----------           ----------           ----------

Total interest expense                               1,011,031              830,547            2,990,364            2,472,708
                                                    ----------           ----------           ----------           ----------

Net interest income                                    699,332              634,518            2,036,744            1,853,305

Provision for losses on loans                           33,808               12,000               79,808              119,073
                                                    ----------           ----------           ----------           ----------

Net interest income after provision for
Losses on loans                                        665,524              622,518            1,956,936            1,734,232
                                                    ----------           ----------           ----------           ----------

Non-interest income:
Fees, commissions and service charges                  105,438               79,489              328,484              254,582
Gain on sale of securities, net                         61,072                7,619              254,865               65,378
Other                                                     --                  8,432               26,731               15,517
                                                    ----------           ----------           ----------           ----------

Total non-interest income                              166,510               95,540              610,080              335,477
                                                    ----------           ----------           ----------           ----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                    291,774              264,785              886,449              782,472
Advertising                                             24,229               19,055               48,938               49,938
Office property and equipment                           84,182               85,870              259,774              235,951
Federal insurance premiums                               8,904                2,339               26,949              395,439
Data processing services                                31,295               26,977               87,667               79,156
Other real estate expense, net                           3,636               27,683               14,776               54,439
Other                                                   37,204               52,178              185,922              185,166
                                                    ----------           ----------           ----------           ----------

Total non-interest expense                             481,224              478,887            1,510,475            1,782,561
                                                                         ----------           ----------           ----------

Earnings before taxes on income                        350,810              239,171            1,056,541              287,148

Taxes on income                                        121,037               89,100              365,726              107,000
                                                    ----------           ----------           ----------           ----------

Net earnings                                        $  229,773           $  150,071           $  690,815           $  180,148
                                                    ==========           ==========           ==========           ==========
     Earnings per common share - (1)
       Basic                                        $     0.27           $     0.19           $     0.84           $     0.22
       Diluted                                      $     0.27           $     0.18           $     0.81           $     0.21


(1) Earnings per share restated to reflect a two-for-one stock split (effected as a 100% stock dividend) issued to stockholders of record on October 20, 1997 and adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", effective December 31, 1997.

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                                                        Nine months ended
                                                                                            March 31,
                                                                                  1998                  1997
                                                                             ------------            ------------
Cash flows from operating activities:
Net earnings                                                                 $    690,815            $    180,148
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                                    136,495                 123,261
  Mortgage loans originated for resale                                         (3,495,915)                    --
  Proceeds from sale of mortgage loans originated for sale                      2,618,228                     --
  Amortization of fees, premiums and accretion of discounts, net                  120,963                  32,366
  Provision for losses on loans                                                    79,808                 119,073
  Realized profit on assets available for sale                                   (254,865)                (65,278)
  Increase in accrued interest receivable                                         (61,516)                (28,262)
  Amortization of stock compensation plans                                         75,652                  77,190
  Other, net                                                                      484,012                 181,907
                                                                             ------------            ------------

Net cash provided by operating activities                                         393,677                 620,405
                                                                             ------------            ------------

Cash flows from investing activities:
  Principal collected on assets available for sale                              2,175,295               1,313,726
  Proceeds from sale of assets available for sale                              14,836,333               4,262,539
  Purchase of assets available for sale                                       (17,709,466)             (6,244,200)
  Purchase Federal Home Loan Bank Stock                                          (347,700)                (97,800)
  Loans to customers, net                                                      (2,910,849)             (3,052,193)
  Proceeds from sale of real estate                                               350,000                     --
  Purchase of office property and equipment, net                                  (68,850)                (87,527)
                                                                             ------------            ------------

  Net cash used in investing activities                                        (3,675,237)             (3,905,455)
                                                                             ------------            ------------

Cash flows from financing activities:
  Increase in customer deposit accounts, net                                    1,447,720               1,674,909
  Decrease advance payments by borrowers for taxes and insurance                  (92,469)               (101,702)
  Proceeds from advances from FHLB                                             14,500,000              11,000,000
  Principal payments on advances from FHLB                                     (9,547,168)             (7,544,472)
  Payment of dividends                                                           (107,007)                (97,971)
  Net proceeds from options exercised                                             159,584                     --
  Treasury stock acquired                                                              --                (337,354)
                                                                             ------------            ------------

Net cash provided by financing activities                                       6,360,660               4,593,410
                                                                             ------------            ------------

Net increase in cash and cash equivalents                                       3,079,100               1,308,360
Cash and cash equivalents at beginning of year                                  5,621,242               3,470,538
                                                                             ------------            ------------
Cash and cash equivalents at end of year                                     $  8,700,342            $  4,778,898
                                                                             ============            ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                     $  2,845,491            $  2,518,359
  Cash paid for taxes                                                              53,681                  86,917
  Transfers of loans to real estate acquired through foreclosures                     --                  114,430
                                                                             ============            ============

To mark assets available for sale to fair value:
  Change in fair value                                                       $  1,356,940            $     25,746
  Less deferred taxes                                                            (506,154)                 (9,596)
                                                                             ------------            ------------
  Change in valuation allowance                                              $   (850,786)           $    (16,150)
                                                                             ============            ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 1998 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1997. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

2.  ORGANIZATION

The Company was organized as a Delaware corporation at the direction of Horizon Federal Savings Bank (the "Bank") for the purpose of becoming a savings bank holding company, as part of the conversion from a mutual to a stock institution. The conversion was completed on June 28, 1994 with the sale of 506,017 shares of the Company's common stock at a price of $10 per share. Total proceeds from the conversion of $4,148,060 (net of issuance costs of $507,300 and a loan to the ESOP of $404,810) have been recorded as common stock and paid-in capital. On October 10, 1997 the Company declared a two-for-one stock split (effected as a 100% stock dividend) payable on or about November 10, 1997 to shareholders of record on October 20, 1997. Earnings per share have been restated to reflect this stock split and the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", effective December 31, 1997.

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

4.  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share". The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended March 31, 1998 and 1997:


                                                                     3 Months         3 Months         9 Months        9 Months
                                                                       Ended            Ended            Ended           Ended
                                                                      3/31/98          3/31/97          3/31/98         3/31/97
                                                                     ---------        ---------        ---------       ---------

Net Earnings                                                         $ 229,773        $ 150,071        $ 690,815       $ 180,148
                                                                     =========        =========        =========       =========


Basic earnings per share:
        Weighted average shares outstanding                            866,797          851,080          856,979         867,562

        Less unearned employee stock ownership plan shares             (29,675)         (42,735)         (32,848)        (46,213)
                                                                     ---------        ---------        ---------       ---------

Weighted average number of common shares outstanding                   837,122          808,345          824,131         821,349
                                                                     =========        =========        =========       =========

Earnings per common share - basic                                    $    0.27        $    0.19        $    0.84       $    0.22
                                                                     =========        =========        =========       =========

Diluted earnings per share:
        Weighted average shares outstanding                            866,797          851,080          856,979         867,562

        Less unearned employee stock ownership plan shares             (29,675)         (42,735)         (32,848)        (46,213)

        Assumed incremental option shares
           using the treasury stock method                              24,901           24,683           30,264          19,502
                                                                     ---------        ---------        ---------       ---------

Common and common equivalent shares outstanding                        862,023          833,028          854,395         840,851
                                                                     =========        =========        =========       =========

Earnings per common share - diluted                                  $    0.27        $    0.18        $    0.81       $    0.21
                                                                     =========        =========        =========       =========


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

The principal business of the Company (through its operating subsidiary, the Bank), has historically consisted of attracting deposits from the general public and making loans secured by residential and, to a lesser extent, other properties. The Company's results of operations are primarily dependent on net interest rate spread, which is the difference between the average yield earned on loans, mortgage-backed and related securities and investments and the average rate paid on deposits and other borrowing. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other non-diversified savings institution holding companies, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

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

YEAR 2000

The Company is currently in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

The Company is also aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has been communicating with its outside data processing service bureau, as well as other third party service providers (and to the extent appropriate, depositors and borrowers), to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has been advised by its primary vendors that they do have plans in place to address and correct the issues associated with the Year 2000 problem, however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

The company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the year 2000. Based on the Company's current knowledge and investigations, the expenses of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations.

FINANCIAL CONDITION

The Company's total assets at March 31, 1998 of $92.7 million increased $6.7 million, or 7.84%, from $86.0 million at June 30, 1997. This increase was reflected in a $3.1 million increase in cash and cash equivalents, a $2.8 million increase in net loans receivable, a $878,000 increase in loans held for sale, a $456,000 increase in deferred income tax and a $348,000 increase in Federal Home Loan Bank Stock. This increase was partially offset by a $525,000 decrease in securities available for sale and a $347,000 decrease in real estate. Total liabilities increased $6.7 million to $84.3 million at March 31, 1998 from $77.6 million at June 30, 1997, primarily due to a $4.9 million increase in advances from the Federal Home Loan Bank (the "FHLB") of Des Moines to $24.0 million from $19.1 million at June 30, 1997. Advances from the Federal Home Loan Bank were used to fund growth in the Company's loan portfolio and for operations. Deposits increased $1.5 million to $59.1 at March 31, 1998 from $57.6 at June 30, 1997. Current accrued taxes on income increased $312,000 from $40,000 at June 30, 1997 to $352,000 at March 31, 1998. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities, respectively. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts and from time to time gains on the sale of securities available for sale.

Comparison of three month and nine month periods ended March 31, 1998 and March 31, 1997

GENERAL

Net earnings for the three months ended March 31, 1998 increased $80,000 to $230,000 from $150,000 for the three months ended March 31, 1997. For the nine months ended March 31, 1998, net earnings increased $511,000 to $691,000 for the comparable period in 1997. The increase for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997 was attributable to increases in net interest income and non-interest income, primarily gains on securities available for sale and fees, commissions and service charges, offset in part by increases in loan loss provisions and taxes on income. The increase for the nine month period was primarily due to increases in net interest income, non-interest income, and the absence of the one time special assessment of $207,000, net of taxes, charged to the Company by the FDIC to recapitalize the SAIF during the nine month period ended March 31, 1997. Net earnings, without the SAIF assessment, for the nine months ended March 31, 1997 was $387,000 as compared to $691,000 for the same nine month period in 1998, resulting in an increase of $304,000 or 78.6%.

INTEREST INCOME

Interest income increased $245,000 to $1.7 million for the three month period ended March 31, 1998 compared to $1.5 million for the three month period ended March 31, 1997, and $701,000 to $5.0 million for the nine month period ended March 31, 1998 compared to $4.3 million for the comparable period ended March 31, 1997. The increase was due to an increase in average interest-earning assets, consisting primarily of mortgage loans and securities available for sale, of approximately $12.6 million and $12.5 million for the three and nine months ended March 31, 1998, respectively, over the comparable periods in 1997, and, to a lesser extent, the upward adjustment of the rates on the Bank's adjustable-rate mortgage loans which repriced during 1998. The weighted average yield on average interest-earning assets decreased slightly to 8.01% for the nine months ended March 31, 1998 from 8.10% for the same period in 1997.

INTEREST EXPENSE

Interest expense increased $180,000 to $1.0 million from $830,000 for the three month period and increased $518,000 to $3.0 million from $2.5 million for the nine month period ended March 31, 1998 as compared to the same periods in 1997. The increase in interest expense was attributable to increased advances from the Federal Home Loan Bank which primarily were used to fund mortgage loan growth and the interest rate on advances increasing to 5.70% for the nine months ended March 31, 1998 from 5.54% for the same period in 1997. The weighted average interest rates paid on average interest bearing liabilities increased to 5.04% for the nine months ended March 31, 1998 from 4.91% for the same period in 1997.

NET INTEREST INCOME

Net interest income was $699,000 and $2.0 million for the three months and nine months ended March 31, 1998, respectively, compared to $634 000 and $1.8 million for the comparable periods in 1997. The increase in net interest income was primarily a result of the increase in interest income as discussed above. The Company's net interest margin was 2.97% for the nine month period ended March 31, 1998 compared to 3.19% for the same period in 1997.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the nine month period ended March 31, 1998 the Company's provision for losses on loans was $80,000 compared to $119,000 for the nine month period ended March 31, 1997. The provision for losses on loans was increased during 1997 predominantly as a result of a $75,000 commercial business operating loan which was classified as a loss in 1996 and subsequently written off during the first quarter of the 1997 fiscal year. During the three month period ended March 31, 1998, the Company's provision for loan losses was $34,000 compared to $12,000 for the three month period ended March 31, 1997. The increase in the provision was primarily attributable to the growth in the Company's loan portfolio as a result of increased loan originations. As of March 31, 1998, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $853,800 or .93% of total assets, compared to $1,045,000 or 1.22% of total assets as of June 30, 1997. As of March 31, 1998 the Company's allowance for losses on loans was $386,000, representing 45.2% of non-performing assets and
 .69% of net loans receivable.

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

NON-INTEREST INCOME

Non-interest income was $166,000 and $610,000 for the three and nine months ended March 31, 1998 respectively, compared to $95,000 and $335,000 for the same periods ended March 31, 1997. The increase in non-interest income was primarily attributable to profit on sale of securities which increased $53,000 for the three month period and $189,000 for the nine month period ended March 31, 1998 from the corresponding periods in 1997. Non-interest income from fees, commissions and service charges increased $26,000 and $74,000 for the three and nine month periods ended March 31, 1998, respectively, over the comparable periods in 1997 due to increased fees charged on checking accounts, increased loan fees, primarily attributable to loans originated for sale in the secondary market and increased commission income on sales of alternative financial products sold through the wholly-owned financial services subsidiary of the Bank.


NON-INTEREST EXPENSE

Total non-interest expense was $481,000 and $1.5 million for the three and nine months ended March 31, 1998, respectively, compared to $479,000 and $1.8 million for the same periods in 1997, reflecting an increase of $2,000 for the three month period and a decrease of $272,000 for the nine month period.

The decrease for the nine month period was primarily attributable to the result of the one-time special assessment of $ 331,000 by the FDIC to recapitalize the SAIF during September 1997 and to a lessor extent a decrease in real estate owned expense of $29,000 from $54,000 to $15,000. Compensation, payroll taxes and employee benefits, the largest component of non-interest expense, increased $27,000 and $104,000 for the three and nine month periods ended March 31, 1998, respectively, compared to the same periods during 1997. Significant factors causing the increase in compensation were costs generally associated with the Company's stock-based compensation plans as a result of an increase in the Company's stock price, normal salary increases and costs of benefits provided. There were no other significant changes in the components of non-interest expense. See "Year 2000".

TAXES ON INCOME

Income taxes increased $32,000 and $259,000 for the three and nine month periods ended March 31, 1998, respectively, primarily as a result of the increases in net earnings.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Banks liquidity ratio was 9.8% at March 31, 1998 and 7.12% on June 30, 1997.

The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At March 31, 1998, the Company had outstanding commitments to extend credit which amounted to $1,940,000 (including $623,000 in available revolving commercial lines of credit). At March 31, 1998, certificates of deposit scheduled to mature in one year or less totaled $21.4 million. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company. At March 31 1998, the Company had $24.0 million of advances from the FHLB of Des Moines outstanding. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At March 31, 1998 the Bank had tangible and core capital of $6.5 million, or 7.1% of adjusted total assets, which was approximately $5.1 million and $3.8 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 1998 the Bank had risk-based capital of $6.8 million (including $6.5 million in core capital), or 13.3% of risk-weighted assets of $51.1 million. This amount was $2.7 million above the 8.0% requirement in effect on that date.

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


                                 HORIZON FINANCIAL SERVICES CORPORATION
                                 Registrant


Date: May  14, 1998              /s/ Robert W. DeCook
      -------------              ------------------------------------
                                 Robert W. DeCook
                                 President and Chief Executive Officer




Date: May  14, 1998              /s/ Sharon McCrea
      -------------              ------------------------------------
                                 Sharon McCrea
                                 Vice President and Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit                                                             Page
-------                                                             ----

27.    Financial Data Schedule                                       14