Form 10KSB40
period 1998-06-30
HORIZON FINANCIAL SERVICES CORP
filed 1998-09-25
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1998
                                                               OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  _______________  to _________________


                         Commission file number 0-24036

                     HORIZON FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                          42-1419757
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.)

301 First Avenue East, Oskaloosa, Iowa                         52577-0008
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:         (515) 673-8328
                                                     ---------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES [X]   NO  [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$7,052,163.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 15, 1998, was $10.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 15, 1998, there were issued and outstanding 879,942 shares of the Registrant's Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

         Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders held in October 1998.

        Transitional Small Business Disclosure Format: YES [ ]; NO   [X].

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

        At June 30, 1998, the Company had $89.9 million of assets and stockholders' equity of $8.5 million (or 9.5% of total assets).

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

        The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one- to four-family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "Business of the Bank - Originations of Loans and Mortgage-Backed Securities." At June 30, 1998,
substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

        The Bank's revenues are derived principally from interest on mortgage loans and securities, service fee income and dividends on FHLB stock. The Bank does not originate loans to fund leveraged buyouts and has no loans to non-United States corporations or foreign governments.

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

        During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 1998, the apartment complex was 96% leased. At June 30, 1998, the Company's equity investment in the project was $190,000, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

        For information relating to the Company's and the Bank's year 2000 preparedness, costs, risks and contingency plans, see the discussion contained under "Management's Discussion and Analysis and Related Operations" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report").

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

         Some local economic conditions in the Bank's market are weakening. The farm economy has been strong for over five years but is now beginning to soften. As a result of an over-supply of grain, which is anticipated to remain in the local economy for an extended period of time, farm prices for grain and livestock, which are currently depressed, may continue to remain depressed and possibly even drop further. A decrease in the prices of grain and livestock tend to make local consumers in our market area reduce spending, which might adversely affect the local economy. In addition, the Bank is experiencing difficulty, as are most businesses in the area, in hiring and retaining expericenced personnel as labor shortages in the area continue to exist. Management believes that many of these individuals are seeking employment in the major cities where economic conditions are stronger.

         These economic conditions and strong competition may affect the financial condition and results of operations of the Company and the Bank. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase its loan portfolio, which could adversely affect the financial conditions and results of operations of the Company and the Bank.

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

        The Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, the Bank also originates consumer loans, commercial business loans, commercial and multi-family real estate loans and residential construction loans. See "- Originations of Loans and Mortgage-Backed Securities." At June 30, 1998, the Bank's net loan portfolio totaled $56.0 million.

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

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At June 30, 1998, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $906,000, however, at June 30, 1998 the Board of Directors of the Bank had a self-imposed $800,000 general limitation.

        The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

        Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                      At June 30,
                                           -----------------------------------------------------------------
                                                  1998                    1997                   1996
                                           --------------------   --------------------   -------------------
                                           Amount      Percent     Amount      Percent   Amount      Percent
                                                                    (In Thousands)
 Real Estate:
 One- to four-family .............         $34,266       60.1%      $34,625        64.9%      $32,511        64.7%
 Commercial real estate ..........           4,472        7.8         3,944         7.4         3,801         7.5
 Multi-family ....................           1,113        2.0           658         1.2           789         1.6
 Residential construction ........           2,000        3.5           829         1.6         1,335         2.7
                                           -------      -----       -------       -----       -------       -----
     Total real estate loans .....          41,851       73.4        40,056        75.1        38,436        76.5
                                           -------      -----       -------       -----       -------       -----
Other Loans:
 Consumer Loans:
  Automobile .....................           3,841        6.7         4,051         7.6         3,516         7.0
  Home improvement ...............           3,150        5.5         2,353         4.4         1,966         3.9
  Deposit account ................             179         .3           222          .4           175          .4
  Other ..........................           2,320        4.1         1,541         2.9         1,428         2.8
                                           -------      -----       -------       -----       -------       -----
     Total consumer loans ........           9,490       16.6         8,167        15.3         7,085        14.1
 Commercial business loans .......           5,682       10.0         5,124         9.6         4,707         9.4
                                           -------      -----       -------       -----       -------       -----
     Total other loans ...........          15,172       26.6        13,291        24.9        11,792        23.5
                                           -------      -----       -------       -----       -------       -----
     Total loans receivable, gross          57,023      100.0%       53,347       100.0%       50,228       100.0%
                                                        =====                     =====                     =====
Less:
 Loans in process..................            598                      732                       730
 Deferred fees and discounts.......             81                       74                        76
 Allowance for losses..............            348                      348                       318
                                           -------                  -------                   -------
 Total loans receivable, net.......        $55,996                  $52,193                   $49,104
                                           =======                  =======                   =======

        The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                               At June 30,
                                                -------------------------------------------------------------------------
                                                          1998                    1997                      1996
                                                ----------------------    ---------------------      --------------------
                                                  Amount      Percent      Amount      Percent       Amount       Percent
                                                                         (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family ......................     $ 5,125         9.0%      $ 4,627         8.7%      $ 4,865         9.7%
  Commercial real estate ...................       1,246         2.2         1,015         1.9         1,171         2.3
  Multi-family .............................         573         1.0            87          .1            92          .2
  Residential construction .................         189          .3             --        --            146          .3
                                                 -------       -----       -------       -----       -------       -----

     Total real estate loans ...............       7,133        12.5         5,729        10.7         6,274        12.5

  Consumer .................................       9,264        16.3         7,831        14.7         6,884        13.7
  Commercial business ......................       5,550         9.7         4,839         9.1         4,479         8.9
                                                 -------       -----       -------       -----       -------       -----
     Total fixed-rate loans ................      21,947        38.5        18,399        34.5        17,637        35.1
                                                 -------       -----       -------       -----       -------       -----
Adjustable Rate Loans:
 Real estate:
  One- to four-family ......................      29,141        51.1        29,998        56.2        27,646        55.0
  Commercial real estate ...................       3,226         5.7         2,929         5.5         2,630         5.2
  Multi-family .............................         540          .9           571         1.1           697         1.4
  Residential construction .................       1,811         3.2           829         1.6         1,189         2.4
                                                 -------       -----       -------       -----       -------       -----
     Total adjustable rate real estate loans      34,718        60.9        34,327        64.4        32,162        64.0

  Consumer .................................         226          .4           336          .6           201          .4
  Commercial business ......................         132          .2           285          .5           228          .5
                                                 -------       -----       -------       -----       -------       -----
     Total adjustable rate loans ...........      35,076        61.5        34,948        65.5        32,591        64.9
                                                 -------       -----       -------       -----       -------       -----
     Total loans, receivable, gross ........      57,023       100.0%       53,347       100.0%       50,228       100.0%
                                                               =====                     =====                     =====
Less:
 Loans in process..........................          598                       732                      730
 Deferred fees and discounts...............           81                        74                       76
 Allowance for loan losses.................          348                       348                      318
                                                 -------                   -------                  -------
     Total loans receivable, net...........      $55,996                   $52,193                  $49,104
                                                 =======                   =======                  =======

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                Real Estate
                                   ---------------------------------------
                                                            Residential                            Commercial
                                       Mortgage(1)          Construction         Consumer           Business            Total
                                   -------------------   -----------------   ------------------  ----------------  -----------------
                                              Weighted            Weighted             Weighted          Weighted           Weighted
                                               Average             Average              Average           Average            Average
                                   Amount       Rate     Amount     Rate     Amount      Rate    Amount    Rate    Amount      Rate
                                   ------       ----     ------     ----     ------      ----    ------    ----    ------      ----
                                                                       (Dollars in Thousands)
          Due During
         Years Ending
           June 30,
------------------------------
1999(2).......................     $   799      9.27%    $2,000     7.73%    $1,455      9.37%    $3,240   9.59%    $7,494     9.02%
2000 to 2003..................       2,027      9.06        ---      ---      5,313      9.28      1,732   8.83      9,072     9.15
2004 and following............      37,025      8.20        ---      ---      2,722      9.33        710   8.99     40,457     8.28
                                   -------               -------             ------               ------           -------
   Total......................     $39,851      8.27     $2,000     7.73     $9,490      9.31     $5,682   9.28    $57,023     8.52
                                   =======               ======              ======               ======           =======



(1) Includes one- to four-family, multi-family and commercial real estate mortgage loans. (2) Includes demand loans and loans having no stated maturity.

         The total amount of loans due after June 30, 1999 which have predetermined interest rates is $16.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $35.1 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts (which include radio ads, newspaper ads and direct mail), its present and walk-in customers, and referrals from real estate brokers and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. See "- Originations of Loan and Mortgage-Backed Securities."

         The Bank currently originates ARM loans and, to a lesser extent, fixed-rate loans for retention in the Bank's loan portfolio. During the year ended June 30, 1998, the Bank originated $12.8 million of adjustable-rate, one- to four-family real estate loans (including $1.7 million of residential construction loans) and $8.3 million of fixed-rate one- to four-family loans
(including $951,000 of residential construction loans). The Bank's one- to four-family residential mortgage originations are primarily in its market area.

         The Bank currently originates adjustable-rate, one- to four-family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans for portfolio are generally originated up to a maximum term of 15 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $6.5 million of fixed rate loans for sale during fiscal 1998.

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

         The Bank currently offers one-year, three-year and seven-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one- to four-family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 60.1% of the loans secured by one- to four-family real estate originated by the Bank during fiscal 1998 were originated with adjustable rates of interest. See "- Originations of Loans and Mortgage-Backed Securities."

         At June 30, 1998, the Bank was not servicing any loans other than loans it originated. As of June 30, 1998, the Bank's residential ARM loan portfolio totaled $29.1 million, or 51.1% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $5.1 million, or 9.0% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

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

         To supplement loan demand in the Bank's primary market area the Bank purchases mortgage-backed and related securities. The Bank purchased $20.0 million, $12.0 million and $5.0 million of mortgage-backed and related securities during fiscal 1998, 1997 and 1996, respectively. See "Originations of Loans and Mortgage-Backed Securities."

         Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers, for the construction of residential homes without an underlying sales contract. At June 30, 1998, the Bank's construction loan portfolio totaled $2.0 million, or 3.5% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase which typically runs from six months to one year. These construction loans have rates and terms which match one- to four-family loans then offered by the Bank, except that during the construction phase the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single family construction loans is 95%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent one- to four-family residential loans. The application process for construction loans includes a submission to the Bank of the plans and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

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

The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 1998, $1.1 million, or 2.0%, of the Bank's gross loan portfolio consisted of multi-family loans and $4.5 million, or 7.8%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

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

         At June 30, 1998, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $500,000. At such date the Bank had only five commercial and multi-family real estate loans which exceeded $300,000 at June 30, 1998, all of which were performing in accordance with their repayment terms.

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

         Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 1998, the Bank's consumer loans totaled $9.5 million, or 16.6% of the Bank's gross loan portfolio.

         Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles, home improvement and other personal purposes. The Bank originates consumer loans on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. Horizon Federal began its indirect lending program in January 1993 with selected automobile dealers located in the Bank's lending area. At June 30, 1998, the outstanding balances on automobile loans and home improvement totaled $3.8 million and $3.2 million, or 40.5% and 33.2% of the Bank's gross consumer loan portfolio, respectively.

         In addition, Horizon Federal commenced offering Visa and MasterCard credit cards in April 1994. Both types of lending generally present more credit risk to the Bank than one- to four-family residential lending. At June 30, 1998, the Bank had $27,000 of credit card loans outstanding and $139,000 of unused credit available under its credit card program.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, non-performing consumer loans totaled $180,000, or 1.9% of total consumer loans and .3% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

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

         The largest commercial business loan outstanding at June 30, 1998 was an $822,000 business line of credit to a builder of one- to four-family residential properties. At June 30, 1998, this line of credit was performing in accordance with its repayment terms. The Bank had only two other commercial business loans in excess of $250,000 at June 30, 1998, all of which were performing in accordance with their repayment terms at such date.

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

Originations of Loans and Mortgage-Backed Securities

         The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During the years ended June 30, 1998, 1997, and 1996, the Bank's dollar volume of adjustable-rate real estate loan originations exceeded the dollar volume of the same type of fixed-rate loan originations.

         The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal 1998, 1997 and 1996 the Bank purchased $20.2 million, $12.0 million and $5.0 million, respectively, of mortgage-backed and related securities. The Bank funded its purchases of mortgage-backed and related securities, specifically collateralized mortgage obligations, during fiscal 1998, primarily with sales and repayments of mortgage loans and mortgage-backed and related securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                     Year Ended June 30,
                                            ------------------------------------
                                              1998          1997          1996
                                            --------      --------      --------
                                                        (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate
   - one- to four-family ..............     $ 11,089      $  5,153      $  5,186
   - multi-family .....................           49          --            --
   - commercial real estate ...........          719           664           715
   - residential construction .........        1,686         1,154         2,245
  Non-real estate
   - consumer .........................           21           102          --
   - commercial business ..............         --            --            --
                                            --------      --------      --------
         Total adjustable-rate ........       13,564         7,073         8,146
                                            --------      --------      --------

 Fixed rate:
  Real estate
   - one- to four-family ..............        7,362         1,650         1,102
   - multi-family .....................         --              23            10
   - commercial real estate ...........        5,081           362         1,209
   - residential construction .........          951           212           627
  Non-real estate
   - consumer .........................       10,698         5,676         4,000
   - commercial business ..............        1,942         1,356         1,057
                                            --------      --------      --------
         Total fixed-rate .............       26,034         9,279         8,005
                                            --------      --------      --------
         Total loans originated .......       39,598        16,352        16,151

Total loan purchases ..................         --            --            --
Total loan sales ......................       (6,077)         (602)       (1,724)
Total loan repayments .................      (29,526)      (13,473)      (11,048)
Increase (decrease) in other items, net         (192)          812          (753)
                                            --------      --------      --------
         Net increase .................     $  3,803      $  3,089      $  2,626
                                            ========      ========      ========


                                       13

         The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.

                                                       Year Ended June 30,
                                              ------------------------------------
                                                 1998         1997          1996
                                              --------      --------      --------
                                                         (In Thousands)
Purchases:
  Mortgage-backed and related securities      $   --        $   --        $   --
  CMOs ..................................       20,227        12,259         5,179
                                              --------      --------      --------
         Total ..........................       20,227      $ 12,259      $  5,179
                                              --------      --------      --------

Sales:
  Mortgage-backed and related securities        (2,218)       (3,191)         (631)
  CMOs ..................................      (15,256)         (971)       (1,071)
                                              --------      --------      --------
         Total ..........................      (17,474)       (4,162)       (1,702)
                                              --------      --------      --------

Repayments:
  Mortgage-backed and related securities          (116)         (702)       (1,717)
  CMOs ..................................       (2,234)         (683)         (211)
  Increase (decrease) in other items, net       (3,181)         (120)         (110)
                                              --------      --------      --------
         Net increase (decrease) ........     $ (2,778)     $  6,592      $  1,439
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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 1998. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.


                                                                                    Loans Delinquent For:
                                     30-59 Days                 60-89 Days             90 Days and Over              Total
                                ---------------------------------- ------------------------------------ ----------------------------
                                             Percent of                 Percent of                Percent of              Percent of
                                                Loan                       Loan                     Loan                      Loan
                            Number    Amount  Category  Number   Amount  Category  Number  Amount  Category Number  Amount  Category
                                ---------------------------------- ---------- ---------- -------------- ----------------------------
                                                                                           (Dollars in Thousands)
Real Estate:
 One- to four-family ..        12    $  310       .9%      10    $  365     1.1%     20    $  691     2.0%     42    $1,366     4.0%

Multifamily ...........         1       410     36.8       --        --      --      --        --      --       1       410    36.8

 Commercial real estate         2       165      3.7        1        16      .3      --        --      --       3       181     4.0

Consumer ..............        38       228      2.4        2         6      .1      25       180     1.9      65       414     4.4

Commercial business ...         5       139      2.4       --        --      --       5        51      .9      10       190     3.3
                               --    ------      ---       --    ------     ---      --    ------     ---      --    ------     ---

     Total ............        58    $1,252      2.2%      13    $  387      .7%     50    $  922     1.6%    121    $2,561     4.5%
                               ==    ======      ===       ==    ======      ==      ==    ======     ===     ===    ======     ===


         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. As a matter of policy, the Bank does not generally accrue interest on loans past due 90 days or more. For all periods presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed to be in-substance foreclosed at June 30, 1998.

                                                           At June 30,
                                                 ------------------------------
                                                  1998         1997        1996
                                                 ------      ------      ------
                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................     $  691      $  318      $  504
  Commercial real estate ...................       --             9        --
  Consumer .................................        180         130         151
  Commercial business ......................         51          12          43
                                                 ------      ------      ------
     Total .................................        922         469         698
                                                 ------      ------      ------
Accruing loans 90 days or more:
  One- to four-family ......................       --            92        --
  Commercial ...............................       --           128        --
                                                 ------      ------      ------
      Total ................................       --           220        --
                                                 ------      ------      ------
Foreclosed assets:
  One- to four-family ......................       --           137        --
  Commercial real estate ...................       --           206         205
  Consumer .................................       --            13          32
                                                 ------      ------      ------
     Total .................................       --           356         237
                                                 ------      ------      ------

Total non-performing assets ................     $  922      $1,045      $  935
                                                 ======      ======      ======
Total as a percentage of total  assets .....       1.02%       1.22%       1.27%
                                                 ======      ======      ======

         For the fiscal year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $96,000, of which $48,000 was included in interest income at such date.

         At June 30, 1998, there were no non-performing loans to a single borrower or group of related borrowers in excess of $130,000. At June 30, 1998, there were approximately $732,000 of non-accruing loans contained in the foregoing table which are not described in "Other Loans of Concern" or "Classified Assets" below. These loans are not required to be classified by the OTS and are adequately capitalized such that management does not anticipate any losses relating to these loans.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1998, there was also an aggregate of $217,000 in net book value of loans ($205,000 secured by single family residences, none secured by other commercial business and $12,000 in secured consumer loans) with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified a total of $329,000 of its assets as substandard, none as doubtful and $73,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

         At June 30, 1998, total classified assets comprised $402,000, or 4.7% of the Bank's capital, or .45% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 1998, the Bank had an allowance for loan losses of $348,000, or approximately .62% of total loans. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for losses on loans.

                                                             Year Ended June 30,
                                                         ---------------------------
                                                          1998       1997      1996
                                                         -----      -----     -----
                                                            (Dollars in Thousands)
Balance at beginning of period ......................    $ 348      $ 318     $ 291

Charge-offs:
  One- to four-family ...............................      (16)       (15)     --
  Commercial real estate ............................     --         --         (29)
  Commercial business ...............................      (51)      (150)     (227)
  Consumer ..........................................      (30)       (62)      (63)
                                                         -----      -----     -----
    Total charge-offs ...............................      (97)      (227)     (319)
                                                         -----      -----     -----

Recoveries:
  Commercial business ...............................     --         --          11
  Consumer ..........................................        3          5         8
                                                         -----      -----     -----
    Total recoveries ................................        3          5        18

Net charge-offs .....................................      (94)      (222)     (301)
Additions charged to operations .....................       94        252       328
                                                         -----      -----     -----
Balance at end of period ............................    $ 348      $ 348     $ 318
                                                         =====      =====     =====

Ratio of net charge-offs during the period to average
 loans outstanding during the period ................      .17%     .43 %       .63%
                                                         =====      =====     =====

         During the fiscal years ended June 30, 1998, 1997 and 1996, management recorded provisions for loan losses of $94,000, $252,000 and $328,000, respectively. These provisions were primarily the result of charge-offs on loans and foreclosed assets incurred during the periods, as well as a result of management's assessment of additional credit risk associated with increased level of the Bank's consumer and commercial business portfolios during such periods.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                     At June 30,
                                      -------------------------------------------------------------------
                                            1998                   1997                    1996
                                      ------------------     -------------------   ----------------------
                                                Percent               Percent                     Percent
                                                of Loans              of Loans                   of Loans
                                                 in Each               in Each                   in Each
                                                Category               Category                  Category
                                                 to Total              to Total                  to Total
                                      Amount       Loans     Amount      Loans      Amount        Loans
                                      ------       -----     ------      -----      ------        -----
                                                            (Dollars in Thousands)
One- to four-family.............       $111        60.1%       $116        64.9%     $128          64.7%
Multi-family....................          3         2.0           2         1.2         2            1.6
Commercial real estate..........         13         7.8          12         7.4        11            7.5
Residential construction........          3         3.5           2         1.6         3            2.7
Consumer........................        111        16.6         103        15.3        80           14.1
Commercial business.............         81        10.0          95         9.6        60            9.4
Unallocated.....................         26         ---          18         ---        34            ---
                                       ----       -----       -----       -----     -----          -----
     Total......................       $348       100.0%      $ 348       100.0%    $ 318          100.0%
                                       ====       =====       =====       =====     =====          =====

Investment Activities

         Horizon Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 10.41%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and "Regulation - Liquidity."

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

         The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 1998, the Bank's mortgage-backed and related securities totaled $19.7 million, or 21.8% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Bank has begun to purchase other types of mortgage-backed and related securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate, mortgage-backed and related securities for asset/liability management purposes and in order to supplement the Bank's origination of ARM loans. At June 30, 1998, all of the Bank's mortgage-backed and related securities carried adjustable rates of interest.

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

         At June 30, 1998, the Bank held $11.7 million of collateralized mortgage obligations ("CMOs") having estimated lives which ranged from less than one year up to 11 years. CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. Management has opted to invest in CMO's, including interest only and principal only CMOs, as opposed to straight mortgage-backed securities, in an effort to improve or maintain spreads. The Bank has leveraged its capital by using Federal Home Loan Bank advances to purchase many of these securities. Management believes that the increased net income which can result from this type of investing can, at times, provide high enough returns to justify the increased vulnerability of sudden and unexpected interest rate changes. See "Management's Discussion and Analysis and Results of Operations" in the Annual Report.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Securities which are categorized as available for sale are carried at fair value. At June 30, 1998, all of the Bank's investment, mortgage-backed and related securities were classified as available for sale.

         The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.

                                                                                            At June 30,
                                                           -----------------------------------------------------------------------
                                                                      1998                      1997                  1996
                                                           ----------------------     ---------------------     ------------------
                                                            Carrying        % of       Carrying       % of      Carrying      % of
                                                              Value         Total       Value        Total       Value       Total
                                                            --------        -----      -------       -----      -------      -----
                                                                                      (Dollars in Thousands)
Investment Securities:
  U.S. government securities..........................      $    ---          ---%     $   103        1.6%      $  105        2.9%
  Federal agency obligations..........................           869          9.6          849       13.3          839       22.9
  Small business administration loans.................           973         10.7          971       15.3        1,021       27.8
  Equity securities(1)................................         2,428         26.8          589        9.3          247        6.7
                                                            --------        -----      -------     ------       ------      -----
     Subtotal.........................................         4,270         47.1        2,512       39.5        2,212       60.3
FHLB stock............................................         1,203         13.3          956       15.0          559       15.2
                                                           ---------       ------      -------      -----      -------      -----
     Total investment securities and FHLB stock.......         5,473         60.4        3,468       54.5        2,771       75.5

Other Interest-Earning Assets:
  Interest-bearing deposits with banks................         3,581         39.6        2,890       45.5          900       24.5
                                                            --------        -----      -------      -----      -------      -----
     Total............................................     $   9,054        100.0%     $ 6,358      100.0%     $ 3,671      100.0%
                                                           =========        =====      =======      =====      =======      =====

Average remaining life or term to repricing of
 investment securities and other interest-earning
 assets excluding FNMA stock and FHLB stock...........     3.83 years                5.5 years                9.3 years

Mortgage-Backed and Related Securities:
  CMOs................................................      $ 11,723         59.7%     $18,138       80.9%      $8,895       56.1%
  FHLMC...............................................           667          3.4          704        3.1        1,688       10.6
  FNMA................................................           ---         ----        1,399        6.2        3,413       21.6
  GNMA................................................           ---         ----          924        4.1        1,834       11.6
  Other(2)............................................         7,262         36.9        1,265        5.7            8         .1
                                                             -------       ------      -------      -----     --------      -----
    Total mortgage-backed and related securities......      $ 19,652        100.0%     $22,430      100.0%     $15,838      100.0%
                                                            ========        =====      =======      =====      =======      =====

(1) Consists primarily of FNMA Stock, stocks of publicly traded thrift institutions and thrift holding companies, and mutual funds.

(2) Consists of interest only and principal only stripped mortgage-backed securities. See Footnote 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

         The composition and maturities of the debt investment securities portfolio, excluding equity securities and FHLB stock, are indicated in the following table.

                                                                      At June 30, 1998
                                      ------------------------------------------------------------------------------
                                       Less Than     1 to 5        5 to 10       Over 10       Total Debt Investment
                                       1 Year        Years         Years         Years              Securities
                                      ------------------------------------------------------------------------------
                                      Carrying     Carrying      Carrying      Carrying       Book           Market
                                        Value        Value         Value         Value        Value          Value
                                        -----        -----         -----         -----        -----          -----
                                                                  (Dollars in Thousands)
U.S. government securities.......       $  ---      $   ---      $    ---      $    ---   $      ---        $   ---
Federal agency obligations.......          ---          ---           869           ---          869            869
Small business administration
   loans.........................          ---          ---           ---           973          973            973
                                        ------       ------       -------         -----       ------          -----

       Total.....................       $  ---      $   ---         $ 869          $973       $1,842         $1,842
                                        ======      =======         =====          ====       ======         ======

Weighted average yield...........         ---%         ---%         3.65%         7.88%        5.88%          5.88%

         The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 1998; however, the expected average life to maturity of this portfolio is generally two to 10 years.

                                                                                          At
                                            Due in                                     June 30,
                        --------------------------------------------------------      ---------
                                           One to            5 to         10 and         1998
                        Less than       Less than 5     Less than 10      Over          Balance
                         One Year          Years            Years         Years       Outstanding
                         --------          -----            -----         -----       -----------
                                                        (In Thousands)
FHLMC..............      $   ---          $   ---      $      ---     $     667          $   667
FNMA...............          ---              ---             ---           ---              ---
GNMA...............          ---              ---             ---           ---              ---
CMOs...............          ---              153           1,132        10,438           11,723
Other..............          ---              ---           2,439         4,823            7,262
                          ------           ------          ------     ---------          -------

 Total.............      $   ---             $153          $3,571     $  15,929          $19,652
                         =======             ====          ======     =========          =======

         At June 30, 1998, the Bank's portfolio of investment and mortgage-backed securities contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding those issued by the United States Government or its agencies.

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

         Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities. At June 30, 1998, the Bank had total FHLB advances of $20.0 million.

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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                      Year Ended June 30,
                                           -----------------------------------------
                                              1998            1997            1996
                                                     (Dollars in Thousands)
Opening balance.....................       $  57,641        $ 54,759       $  51,330
Deposits............................         184,512         157,275         129,814
Withdrawals.........................         184,066         156,443         128,381
Interest credited...................           2,058           2,050           1,996
                                           ---------       ---------       ---------

Ending balance......................        $ 60,145        $ 57,641        $ 54,759
                                            ========        ========        ========

Net increase........................       $   2,504       $   2,882        $  3,429
                                           =========       =========        ========

Percent increase....................           4.34%          5.26 %           6.68%
                                               ====           =====            ====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                                    At June 30,
                                                -----------------------------------------------------------------------------------
                                                          1998                          1997                         1996
                                                ----------------------        ----------------------         ----------------------
                                                  Amount       Percent          Amount        Percent        Amount         Percent
                                                 -------        ------         -------         ------         -------       ------
                                                                               (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand...........................    $    873          1.4%        $  1,964           3.4%        $    745         1.36%
Checking Accounts (0.0% to 4.8%)............       5,580          9.3            4,788           8.3            4,581         8.36
Savings Accounts (2.3% to 4.9%).............      18,276         30.4           16,829          29.2           14,635        26.73
Money Market Accounts (2.0% to 2.5%)........         599          1.0              836           1.5            1,006         1.84
                                                 -------        ------         -------         ------         -------       ------

Total Non-Certificates......................      25,328         42.1%          24,417          42.4           20,967        38.29
                                                 -------        ------         -------         ------         -------       ------

Certificates:

 0.00 -  3.99%..............................         ---          ---               52            .1               77          .14
 4.00 -  4.99%..............................       3,016          5.0            5,354           9.3            7,656        13.98
 5.00 -  5.99%..............................      24,248         40.3           18,288          31.7           18,513        33.81
 6.00 -  6.99%..............................       6,891         11.5            7,359          12.7            4,724         8.63
 7.00 -  7.99%..............................         553           .9            2,004           3.4            2,656         4.85
 8.00 -  8.99%..............................          94           .1              160            .3              154          .28
 9.00% and above............................          15           .1                7            .1               12          .02
                                                 -------        ------         -------         ------         -------       ------

Total Certificates..........................      34,817         57.9           33,224          57.6           33,792        61.71
                                                 -------        ------         -------         ------         -------       ------
Total Deposits..............................     $60,145        100.00%        $57,641         100.00%        $54,759       100.00%
                                                 =======        ======         =======         ======         =======       ======

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.

                                          0.00-      4.00-      6.00-       8.00-       9.00%                 Percent
                                          3.99%      5.99%      7.99%       8.99%      or more     Total     of Total
                                          -----      -----      -----       -----      -------     -----     --------
                                                                    (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 1998..................         ---      7,146      1,160         ---         ---      8,307       23.86
December 31, 1998...................         ---      3,654        449         ---         ---      4,103       11.78
March 31, 1999......................         ---      3,782        803          88           8      4,681       13.44
June 30, 1999.......................         ---      5,214        492         ---         ---      5,706       16.39
September 30, 1999..................         ---      2,419        823         ---         ---      3,242        9.31
December 31, 1999...................         ---        843        744         ---         ---      1,587        4.56
March 31, 2000......................         ---        667      1,094         ---           7      1,767        5.08
June 30, 2000......................          ---        628      1,048         ---         ---      1,676        4.81
Thereafter..........................         ---      2,911        831           6         ---      3,748       10.77
                                       ---------    -------     ------      ------      ------    -------      ------

Total...............................   $     ---    $27,264     $7,444      $   94      $   15    $34,817      100.00%
                                       =========    =======     ======      ======      ======    =======      ======

   Percent of total.................        ---%     78.31%     21.38%        .27%        .04%    100.00%
                                           ====      =====      =====         ===         ===     ======

                                       24

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                                               Maturity
                                                   -----------------------------------------------------------------
                                                                    Over         Over
                                                   3 Months        3 to 6       6 to 12         Over
                                                    or Less        Months       Months        12 months       Total
                                                    -------        ------       ------        ---------       -----
                                                                            (In thousands)
Certificates of deposit of less
 than $100,000..............................         $3,827        $3,902       $9,735         $11,359       $28,823

Certificates of deposit of
 $100,000 or more...........................            367           201          652             661         1,881

Public funds(1).............................          4,113           ---          ---             ---         4,113
                                                     ------        -------     -------         --------      -------
Total certificates of
 deposit....................................         $8,307        $4,103      $10,387         $12,020       $34,817
                                                     ======        ======      =======         =======       =======

-----------
(1) Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, primarily FHLB advances, when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Bank may rely upon borrowings for short-term liquidity needs.

         Horizon Federal may obtain advances from the FHLB of Des Moines upon the security of its capital stock in the FHLB of Des Moines and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1998, the Bank had $20.0 million in FHLB advances.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion on the increase in the Bank's borrowings.

                                                Year Ended June 30,
                                     ---------------------------------------
                                       1998             1997           1996
                                     -------          -------        -------
                                              (Dollars in Thousands)
Maximum Balance:
  FHLB advances.................     $25,060          $19,107        $11,171

Average Balance:
  FHLB advances.................     $22,276          $13,254        $ 9,521

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                     At June 30,
                                    -------------------------------------------
                                        1998             1997            1996
                                                 (Dollars in Thousands)

FHLB advances ................      $   20,038       $   19,102       $   9,661
                                    ==========       ==========       =========

Weighted average interest
 rate of FHLB advances .......            5.24%            5.71%           5.49%

Subsidiary Activities

         As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.7 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $40,700. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

         Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of products to customers of Horizon Federal. For the fiscal year ended June 30, 1998, HISI had a net gain of $21,200.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of December 31, 1997 and December 31, 1989, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1998, was $27,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Bank's lending limit under this restriction was approximately $906,000.

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

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $331,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's and the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998, the Bank did not have any intangible assets or purchased mortgage servicing rights.

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

         At June 30, 1998, the Bank had tangible capital of $6.5 million, or 7.3% of adjusted total assets, which is approximately $5.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, the Bank had no intangibles which were subject to these tests.

         At June 30, 1998, the Bank had core capital equal to $6.5 million, or 7.3% of adjusted total assets, which is $3.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, the Bank had no capital instruments that qualify as supplementary capital, and $275,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Horizon Federal had a $9,000 exclusion from capital and assets at June 30, 1998.

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

         On June 30, 1998, the Bank had total capital of $6.7 million (including $6.5 million in core capital and $275,000 in qualifying supplementary capital) and risk-weighted assets of $51.1 million

(including $1.9 million in converted off-balance sheet assets); or total capital of 13.2% of risk-weighted assets. This amount was $2.6 million above the 8% requirement in effect on that date.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

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

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of their average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, the Bank was in compliance with this requirement, with an overall liquid asset ratio of 10.4%.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Bank met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in December 1997 and received a rating of "satisfactory."

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1998, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the year ended June 30, 1998, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $78,000, compared to $47,000 received in fiscal 1997. The $20,800 dividend received for the quarter ended June 30, 1998 reflects an annualized rate of 6.75 %, .25% below the rate for calendar 1997. Over the past five fiscal years such dividends have averaged 7.39%.

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

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method which was used in prior years) used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1998, the Bank's post-1987 excess reserves amounted to approximately $223,000. The recapture will be approximately $55,000 per year and will occur over a six-year period which began in Fiscal 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As a result, the Company computes its bad debt deduction on the experience method.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the Bank's Excess for tax purposes totaled approximately $1.3 million.

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

         The Bank serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. There are nine commercial banks, two savings banks, other than Horizon Federal, and three credit unions which compete for deposits and loans in Horizon Federal's primary market area. The Bank estimates its share of the savings market in its primary market area to be approximately 10%.

Employees

         At June 30, 1998, the Bank had a total of 25 full-time and four part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Sharon K. McCrea - Ms. McCrea, age 56, joined Horizon Federal in 1959, as a teller, was appointed Assistant Treasurer in 1974 and promoted to Treasurer and Comptroller of the Bank in 1979. Ms. McCrea is in charge of the accounting department of the Bank.

         Kent R. Frankenfeld - Mr. Frankenfeld, age 42, joined the Bank in October 1994, as Vice President in charge of Marketing and Product Development. Mr. Frankenfeld was the Vice President of a savings bank located in Des Moines, Iowa prior to joining the Bank.

Item 2.  Description of Property

         The Bank conducts its business through its three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was approximately $1.1 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

                                                     Total
                                                  Approximate
                                   Date              Square        Net Book Value at
      Location                   Acquired           Footage           June 30, 1998
      --------                   --------           -------           -------------
Main Office:
 301 First Avenue East             1964               4,230             $308,000
 Oskaloosa, Iowa

Branch Offices:
 509 A Avenue, West                1992               3,277             $603,000
 Oskaloosa, Iowa

 1022 West Pleasant Street         1979               1,598             $215,000
 Knoxville, Iowa

         Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1998 was approximately $106,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 41 of the attached 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 16 of the attached 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's 1998 Annual Report to Stockholders for the year ended June 30, 1998, is incorporated herein by reference.

Annual Report Section                                     Pages in Annual Report
---------------------                                     ----------------------

Independent Auditors' Report                                        17

Consolidated Balance Sheets as of June 30, 1998 and 1997            18

Consolidated Statements of Operations for the Years Ended
 June 30, 1998, 1997 and 1996                                       19

Consolidated Statements of Stockholders' Equity for Years
 Ended June 30, 1998, 1997 and 1996                                 20

Consolidated Statements of Cash Flows for Years Ended
 June 30, 1998, 1997 and 1996                                       21

Notes to Consolidated Financial Statements                        22 - 40

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security  Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  See Index to Exhibits.

                  (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the three-month period ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HORIZON FINANCIAL SERVICES
                                          CORPORATION



Date:  September 25, 1998                 By:  /s/ Robert W. DeCook
       -------------------                     ---------------------
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



/s/ Robert W. DeCook                        /s/ Thomas L. Gillespie
--------------------                        -----------------------
Robert W. DeCook, Director, President and   Thomas L. Gillespie, Director and
Chief Executive Officer (Principal          Vice President
 Executive Officer)

Date:  September 25, 1998                   Date:  September 25, 1998
       ------------------                          ------------------


/s/ Gary L. Rozenboom                       /s/ Dwight L. Groves
---------------------                       --------------------
Gary L. Rozenboom, Director                 Dwight L. Groves, Director

Date:  September 25, 1998                   Date:  September 25, 1998
       ------------------                          ------------------


/s/ Norman P. Zimmerman                     /s/ Sharon K. McCrea
-----------------------                     --------------------
Norman P. Zimmerman, Director               Sharon K. McCrea, Treasurer and
                                              Comptroller,  (Principal Financial
                                              and Accounting Officer)

Date:  September 25, 1998                   Date:  September 25, 1998
       ------------------                          -------------------

                                Index to Exhibits






 Exhibit
 Number                               Document
 ------                               --------

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