Form 10KSB40/A
period 1998-06-30
HORIZON FINANCIAL SERVICES CORP
filed 1998-10-27
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A
                               (Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

         Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders held in October 1998.

        Transitional Small Business Disclosure Format: YES [ ]; NO   [X].

         Registrant is filing this Amendment No. 1 to its Form 10-KSB for the fiscal year ended June 30, 1998, to correct the inadvertent text omission from its electronic filing of certain pages of its Annual Report to Stockholders filed as Exhibit 13 hereto.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HORIZON FINANCIAL SERVICES
                                          CORPORATION



                                          By:  /s/ Sharon K. McCrea
                                               ---------------------
                                               Sharon K. McCrea, Treasurer and
                                               Comptroller
                                               (Duly Authorized Representative)

                                        Date:  October 26, 1998