Form 10QSB
period 1998-09-30
HORIZON FINANCIAL SERVICES CORP
filed 1998-11-16
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                        Commission File Number: 0-24036

                     Horizon Financial Services Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   42-1419757
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

 301 First Avenue East, Oskaloosa, Iowa                                  52577
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  (515) 673-8328
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                                 879,942
          ------------                         -----------------------
             Class                             Shares Outstanding
                                               as of November 12, 1998

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No  [ X ]

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                         ----
Part I.  Financial Information

          Item 1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1998 and June 30, 1998.             1

          Consolidated Statements of Operations for the three months ended                 2
          September 30, 1998 and 1997.

          Consolidated Statements of Comprehensive Income for the three months             3
          ended September 30, 1998 and 1997.

          Consolidated Statements of Cash Flows for the three months ended                 4
          September 30, 1998 and 1997.

          Notes to Consolidated Financial Statements                                       5

          Item 2.  Management's Discussion and Analysis of Financial Condition and         7
                     Results of Operations


Part II.  Other Information                                                               13

          Signatures                                                                      14

          Index of Exhibits                                                               15

          Exhibits                                                                        16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                            Consolidated Balance Sheets

                                                             September 30,          June 30,
                                                                 1998                 1998
                                                             -------------        ------------
Assets
Cash and cash equivalents ..............................     $  5,686,073      $  6,366,619
Securities available for sale ..........................       22,387,574        23,921,718
Loans receivable, net ..................................       55,135,918        55,996,418
Real estate ............................................          188,885           190,402
Stock in Federal Home Loan Bank, at cost ...............        1,202,500         1,202,500
Office property and equipment, net .....................        1,180,119         1,126,516
Accrued interest receivable ............................          694,388           683,120
Deferred tax asset .....................................           14,975           405,541
Prepaid expenses and other assets ......................           67,679            53,911
                                                             ------------      ------------

     Total assets ......................................     $ 86,558,111      $ 89,946,745
                                                             ============      ============

Liabilities and Stockholders' Equity
Deposits ...............................................     $ 57,110,256      $ 60,144,866
Advances from Federal Home Loan Bank ...................       20,471,743        20,038,174
Advance payments by borrowers for taxes and insurance ..           88,192           407,050
Accrued taxes on income:
     Current ...........................................         (285,930)          291,492
     Deferred ..........................................              --                --
Accrued expenses and other liabilities .................          641,122           577,343
                                                             ------------      ------------

     Total liabilities .................................       78,025,383        81,458,925
                                                             ------------      ------------
Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued ...............................             --                --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares           10,462            10,462
Additional paid-in capital .............................        4,927,544         4,894,744
Retained earnings, substantially restricted ............        5,050,226         5,730,257
Treasury stock, at cost ................................       (1,185,924)       (1,185,924)
Unearned employee stock ownership plan shares ..........         (113,103)         (129,205)
Unearned recognition and retention plan shares .........           (2,385)          (11,439)
Unrealized losses on securities available for sale .....         (154,092)         (821,075)
                                                             ------------      ------------

     Total stockholders' equity ........................        8,532,728         8,487,820
                                                             ------------      ------------

Total liabilities and stockholders' equity .............     $ 86,558,111      $ 89,946,745
                                                             ============      ============

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                    Three Months
                                                                  Ended September 30
                                                               1998              1997
                                                            -----------      -----------
Interest income:
  Loans ...............................................     $ 1,191,002      $ 1,154,315
  Investment securities available for sale ............         381,671          423,746
  Other investment income .............................          78,489           57,064
                                                            -----------      -----------

Total interest income .................................       1,651,162        1,635.125
                                                            -----------      -----------

Interest expense:
  Deposits ............................................         690,853          667,490
  Advance from Federal Home Loan Bank .................         269,884          303,015
                                                            -----------      -----------

Total interest expense ................................         960,737          970,505
                                                            -----------      -----------

Net interest income ...................................         690,425          664,620

Provision for losses on loans .........................          24,000           28,000
                                                            -----------      -----------

Net interest income after provision for losses on loans         666,425          636,620
                                                            -----------      -----------

Noninterest income:
  Fees, commissions and service charges ...............         119,789          104,254
  (Loss) gain on securities, net ......................      (1,307,650)         107,726
  Other ...............................................           8,364           28,646
                                                            -----------      -----------

Total noninterest income ..............................      (1,179,497)         240,626
                                                            -----------      -----------

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                    Three Months
                                                                  Ended September 30
                                                               1998              1997
                                                            -----------      -----------
Noninterest expense:
  Compensation, payroll taxes and employee benefits ...         304,861          286,053
  Advertising .........................................          14,583           14,642
  Office property and equipment .......................          76,225           96,377
  Federal insurance premiums and special assessments ..           9,099            8,632
  Data processing services ............................          28,982           28,102
  Other real estate expense, net ......................            (537)           7,056
  Other ...............................................          68,276           57,560
                                                            -----------      -----------

Total noninterest expense .............................         501,489          498,422
                                                            -----------      -----------

Earnings (loss) before taxes on income ................      (1,014,561)         378,824

Taxes on income .......................................        (373,075)         132,000
                                                            -----------      -----------

Net earnings (loss) ...................................     $  (641,486)     $   246,824
                                                            ===========      ===========
  Earnings per common share - (1)
     Basic ............................................     ($     0.75)     $      0.30
     Diluted ..........................................     ($     0.73)     $      0.29





(1) Earnings per share restated to reflect a two-for-one stock split (effected as a 100% stock dividend) issued to stockholders of record on October 20, 1997 and adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", effective December 31, 1997.

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                                             Three Months
                                                                          Ended September 30
                                                                         1998           1997
                                                                      ---------      ---------
Net income ......................................................     $(641,486)     $ 246,824

Other Comprehensive Income:
      Unrealized gains (losses) on securities available for sale:
          Unrealized holding gains (losses) arising
            during the period, net of tax .......................        35,216         72,532
      Less: reclassification adjustment for net (gains) losses
            included in net income, net of tax ..................       631,767         (3,065)
                                                                      ---------      ---------

Other comprehensive income, net of tax ..........................       666,983         69,467
                                                                      ---------      ---------


Comprehensive income ............................................     $  25,497      $ 316,291
                                                                      ---------      ---------

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                          Three months ended
                                                                             September 30,
                                                                         1998             1997
                                                                     -----------      -----------
Cash flows from operating activities:
Net earnings ...................................................     $  (641,486)         246,824
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation .................................................          26,503           39,765
  Amortization of fees, premiums and accretion of discounts, net           1,118           31,099
  Provision for losses on loans and real estate ................          24,000           28,000
  Loans originated for sale ....................................      (2,033,325)             --
  Proceeds on sales of loans ...................................       2,258,625              --
  (Profit) loss on sale of securities ..........................          36,650         (107,726)
  Gain on sale of fixed assets .................................          (8,364)             --
  Increase in accrued interest receivable ......................         (11,268)          (5,198)
  Amortization of stock compensation plans .....................          25,156           25,520
  Other, net ...................................................        (493,094)         120,095
                                                                     -----------      -----------

Net cash provided by (used in) operating activities ............        (815,485)         378,379
                                                                     -----------      -----------

Cash flows from investing activities:
  Principal collected on securities available for sale .........       2,478,849          719,224
  Proceeds from sale of securities available for sale ..........         454,463        7,278,901
  Purchase of securities available for sale ....................        (379,387)      (5,108,798)
  Purchase of Federal Home Loan Bank stock .....................           - - -         (149,000)
  Loans to customers, net ......................................         611,200       (2,344,733)
  Proceeds from sale of real estate ............................           - - -          225,000
  Proceeds from sale of fixed asset ............................           9,844            - - -
  Purchase of office property and equipment, net ...............         (81,586)         (42,864)
                                                                     -----------      -----------

Net cash provided by investing activities ......................       3,093,383          577,730
                                                                     -----------      -----------

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                          Three months ended
                                                                             September 30,
                                                                         1998             1997
                                                                     -----------      -----------
Cash flows from financing activities:
  Decrease in customer deposit accounts, net ...................      (3,034,610)      (1,356,348)
  Decrease advance payments by borrowers for taxes and insurance        (318,858)        (296,949)
  Proceeds from advances from FHLB .............................       3,450,000        8,500,000
  Principal payments on advances from FHLB .....................      (3,016,431)      (5,515,492)
  Payment of dividends .........................................         (38,545)         (32,601)
                                                                     -----------      -----------

Net cash provided by (used in) financing activities ............      (2,958,444)       1,298,610
                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents ...........        (680,546)       2,254,719
Cash and cash equivalents at beginning of year .................       6,366,619        5,621,242
                                                                     -----------      -----------
Cash and cash equivalents at end of year .......................     $ 5,686,073        7,875,961
                                                                     ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest .......................................     $   862,747          905,602
  Cash paid for taxes ..........................................         204,347              --
                                                                     ===========      ===========


To mark assets available for sale to fair value:
  Change in fair value .........................................     $(1,057,549)     $  (110,624)
  Less deferred taxes ..........................................         390,566           41,157
                                                                     -----------      -----------
  Change in valuation allowance ................................     $   666,983      $    69,467
                                                                     ===========      ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 1998 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share". The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three month periods ended September 30, 1998 and 1997:

                                                                3 Months      3 Months
                                                                 Ended          Ended
                                                                9/30/98        9/30/97
                                                               ---------      ---------
Net Earnings .............................................     ($641,486)     $ 246,824
                                                               =========      =========


Basic earnings per share:
        Weighted average shares outstanding ..............       879,972        851,080

        Less unearned employee stock ownership plan shares       (23,339)       (36,037)
                                                               ---------      ---------

Weighted average number of common shares outstanding .....       856,603        815,043
                                                               =========      =========

Earnings per common share - basic ........................     ($   0.75)     $    0.30
                                                               =========      =========

Diluted earnings per share:
        Weighted average shares outstanding ..............       879,942        851,080

        Less unearned employee stock ownership plan shares       (23,339)       (36,037)

        Assumed incremental option shares
           using the treasury stock method ...............        26,492         29,449
                                                               ---------      ---------

Common and common equivalent shares outstanding ..........       883,095        844,492
                                                               =========      =========

Earnings per common share - diluted ......................     ($   0.73)     $    0.29
                                                               =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Horizon Financial Services corporation (the "Company"), and its wholly-owned operating subsidiary Horizon Federal Savings Bank (the "Bank") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on form 10-QSB and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the company, which are made in good faith by the Company and the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and the Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Bank's products and services; the success of the Bank in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company and the Bank at managing the risks involved in the foregoing.

The foregoing list of important factors is not exclusive. Additional discussion of factors affecting the Company's business and prospects is contained in the Company's periodic filings with the Securities and Exchange Commission. The Company does not undertake and expressly disclaims any intent or obligation, to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

The Company is a savings bank holding company the primary asset of which is Horizon Federal Savings Bank. The Company was incorporated in March 1994 and sold 506,017 shares of common stock on June 28, 1994 for the purpose of acquiring all of the capital stock of the Bank in connection with the Bank's conversion from mutual to stock form of ownership (the "Conversion"). All references to the Company prior to June 28, 1994, except where otherwise indicated, are to the Bank and its subsidiary on a consolidated basis.

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

Some local economic conditions in the Bank's market are weakening. The farm economy has been strong for over five years but is now beginning to soften. As a result of an over-supply of grain, farm prices for grain and livestock, which are currently depressed, may continue to remain depressed and possibly even drop further. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank.

FINANCIAL CONDITION

The Company's total assets at September 30, 1998 of $86.5 million decreased $3.4 million, or 3.78%, from $89.9 million at June 30, 1998. This decrease was reflected in a $1.5 million decrease in securities available for sale, an $860,000 decrease in net loans receivable and a $680,000 decrease in cash and cash equivalents and a $390,000 decrease in deferred income tax. Total liabilities decreased $3.5 million to $78.0 million on September 30, 1998 from $81.5 million on June 30, 1998, primarily due to a $3.0 million decrease in deposits from $60.1 million at June 30, 1998 to $57.1 million at September 30, 1998. Current taxes on income decreased $577,000 from $291,000 at June 30, 1998 to ($286,000) at September 30, 1998 and advance payments by borrowers for taxes and insurance decreased $319,000 from $407,000 at June 30, 1998 to $88,000 at September 30, 1998. The decrease was partially offset by a $433,000 increase in Federal Home Loan Bank advances. Retained earnings decreased $680,000 from $5,730,000 at June 30, 1998 to $5,050,00 at September 30, 1998 and unrealized losses on securities available for sale increased $667,000 to ($154,000) at September 30, 1998 from ($821,000) at June 30, 1998. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month periods ended September 30, 1998 and September 30, 1997.

GENERAL

Net earnings decreased $888,000 from $247,000 at September 30, 1997 to a loss of $641,000 at September 30, 1998. This decrease was primarily attributable to a decrease in noninterest income from $241,000 at September 30, 1997 to a $1,179,000 loss at September 30, 1998 as a result of a $1.3 million write-down on interest only mortgage-backed securities as further described below.

INTEREST INCOME

Interest income increased $16,000 to $1,651,000 for the three month period ended September 30, 1998 compared to $1,635,000 for the three month period ended September 30, 1997. The increase was primarily the result of a 9 basis points increase in the weighted average yield on average interest-earning assets to 8.08% at September 30, 1998 as compared to 7.99% for the same period in 1997. The average outstanding balance of interest-earning assets decreased slightly from $81.9 million at September 30, 1997 to $81.8 million at September 30, 1998.

INTEREST EXPENSE

Interest expense decreased $10,000 to $961,000 for the three month period ended September 30, 1998 compared to $971,000 for the three month period ended
September 30, 1997. The decrease in interest expense was primarily due to the weighted average yield on interest-bearing liabilities decreasing by 13 basis points to 4.91% at September 30, 1998 as compared to 5.04% for the same period in 1997. The average outstanding balance of average interest-bearing liabilities increased $1.3 million from $77.0 million at September 30, 1997 to $78.3 million at September 30, 1998.

NET INTEREST INCOME

Net interest income increased $26,000 from $664,000 for the three month period ended September 30, 1997 to $690,000 for the three month period ended September 30, 1998. The increase in net interest income was a result of increased interest income and decreased interest expense as described above. The Company's net interest margin increased 22 basis points to 3.17% for the three month period ended September 30, 1998 as compared to 2.95% for the same period in 1997.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the three month period ended September 30, 1998 the Company's provision for losses on loans was $24,000 compared to $28,000 for the three month period ended September 30, 1997. The decrease in the provision for losses on loans was predominantly attributable to a $10,000 provision for loss on a single family residential loan for the period ended September 30, 1997 with no such loss for the period ended September 30, 1998. As of September 30, 1998 the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1.2 million or 1.33% of total assets, compared to $922,000 or 1.02% of total assets as of June 30, 1998. As of September 30, 1998 the Company's allowance for losses on loans was $384,000, representing 33.3% of non-performing assets and .70% of net loans receivable.

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

NONINTEREST INCOME

Noninterest income decreased $1.4 million to ($1,179,000) for the three months ended September 30, 1998 from $241,000 for the same period ended September 30, 1997. The decrease was attributable to a $1.3 million loss recognized on securities at September 30, 1998 compared to a $108,000 gain on the sale of securities at September 30, 1997. The loss recognized on securities during the three month period ended in 1998 was the result of a $1.3 million write down on interest only mortgage-backed securities resulting from a decline in fair value that was judged to be other than temporary. This decline in fair value resulted from a sustained increase in the prepayment speeds, due to refinancings, of the underlying mortgage loans as a result of the low interest rate environment. Further declines in the fair value of these securities are possible if prepayment speeds continue to increase. The Bank cannot anticipate interest rates or prepayment speeds.

NONINTEREST EXPENSE

Total noninterest expense increased $3,000 from $498,000 for the three months ended September 30, 1997 to $501,000 for the three month period ended September 30, 1998. Compensation and employee benefits expenses, the largest component of noninterest expense, increased $19,000 for the three months ended September 30, 1998 compared to the same period in 1997, primarily as a result of costs generally associated with the Company's stock-based compensation plans as a result of an increase in the Company's stock price. Other noninterest expenses also increased as a result of audit expense paid in the three months ended September 30, 1998 and none paid in the same period in 1997. These increases were primarily offset by a $20,000 decline in office property and equipment expense resulting from real estate taxes paid at September 30, 1997 and similar taxes not paid for the comparabe period in 1998 and a $7,000 decline in expenses associated with real estate owned as a result of a decrease in real estate owned from $333,500 at September 30, 1997 to $189,000 at September 30, 1998.

TAXES ON INCOME

The Company received a tax benefit of $373,000 for the three months ended September 30, 1998, as a result of the net loss for the quarter due to the $1.3 million write-down on its interest-only mortgage-backed securities as discussed above.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 5.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Bank's liquidity ratio was 9.21% on September 30, 1998 and 10.41% on June 30, 1998.

At September 30, 1998, the Company had advances of $20.5 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1998, the Company had outstanding commitments to extend credit which amounted to $1,916,000 (including $1,178,000 in available revolving commercial lines of credit). At September 30, 1998, certificates of deposit scheduled to mature in one year or less totaled $22.8 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 1998 the Bank had tangible and core capital of $6.6 million, or 7.6% of adjusted total assets, which was approximately $5.3 million and $3.1 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 1998 the Bank had risk-based capital of $6.8 million (including $6.6 million in core capital), or 13.4% of risk-weighted assets of $50.7 million. This amount was $2.8 million above the 8.0% requirement in effect on that date.

YEAR 2000

A great deal of information has been disseminated about the widespread computer problems that may arise in the year 2000. Computer programs that can only distinguish the final two digits of the year interest (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Company and the Bank. Data processing is also essential to most other financial institutions and many other companies. An internal committee of the Company, comprised of six officers and one outside director, has been formed to address the potential risk that year 2000 poses for the Company and the Bank.

Accurate data processing is essential to the operations of the Company and the Bank, and a lack of accurate processing by its vendors (or by the Company or the Bank) could have a significant adverse impact on the Company's financial condition and results of operations. The Bank has undergone a recent data processing service bureau conversion. The Bank has been assured by its newly selected data processing service bureau that their computer services will function properly on and after January l, 2000. The Bank's newly selected data processing service bureau has advised Management that it, in fact, is currently year 2000 compliant with no programming corrections needed, and will commence testing in December 1998. If by the end of this year it appears that the Bank's primary data processing service bureau is not year 2000 compliant or will be unable to resolve this problem in a timely manner, then the Bank will identify a secondary data processing service provider to complete the task. If the Bank is unable to do this, it will identify those steps necessary to minimize the negative impact the computer problems could have on the Bank. Notwithstanding the foregoing, if the Company and the Bank are unable to resolve this potential problem in time, the Bank will likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

The Company has also received year 2000 updates from most of its material non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions the Company or Bank invests through or with, and based on these updates do not anticipate any significant year 2000 issues.

In addition to expenses related to our own systems, the Company could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in the Company's market area. We have been communicating with the Bank's vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. Year 2000 readiness request letters have also been sent to certain borrowers of the Bank. These borrowers were selected based on the aggregate amounts owed to the Bank, the type of loans outstanding, and the perceived Year 2000 risk based on management's knowledge of the loan customers and their operations. To date, the Bank has not been advised by such parties that they do not have plans in place to address and correct the issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

The Company is expensing all costs associated with year 2000 required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total out-of-pocket costs associated with year 2000 compliance is estimated to be approximately $10,000. The cost of internal resources for year 2000 compliance has not been estimated. The Company does not expect significant increases in future data processing costs or other expenses related to its year 2000 compliance.

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


                                     HORIZON FINANCIAL SERVICES CORPORATION
                                     Registrant


Date: November 13,1998                /s/ Robert W. DeCook
      --------------------           -------------------------------------------
                                     Robert W. DeCook
                                     President and Chief Executive Officer




Date: November 13, 1998               /s/ Sharon McCrea
      --------------------           -------------------------------------------
                                     Sharon McCrea
                                     Vice President and Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit
-------
27.        Financial Data Schedule