Form 10QSB
period 1998-12-31
HORIZON FINANCIAL SERVICES CORP
filed 1999-02-12
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                               880,062
              ------------                               -------
                  Class                             Shares Outstanding
                                                  as of February 11, 1999

Transitional Small Business Disclosure Format (check one):
Yes     [   ]    :  No    [ X ]

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                              Page
-------  ---------------------                                              ----

 Item 1.  Financial Statements

 Consolidated Balance Sheets at December 31, 1998 and June 30, 1998.          1

 Consolidated  Statements of Operations  for the three months and six         2
 months ended December 31, 1998 and 1997.

 Consolidated Statements of Comprehensive Income for the three months         3
 and six months ended December 31, 1998 and 1997.

 Consolidated Statements of Cash Flows for the six months ended               4
 December 31, 1998 and 1997.

 Notes to Consolidated Financial Statements                                   5

 Item 2.  Management's Discussion and Analysis of Financial Condition and     7
            Results of Operations


Part II.  Other Information                                                  13

          Signatures                                                         14

          Index of Exhibits                                                  15

          Exhibits                                                           16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                   HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                 Consolidated Balance Sheets

                                                               December 31,       June 30,
Assets                                                           1998               1998
------                                                       ------------      ------------
Cash and cash equivalents ..............................     $  4,520,949      $  6,366,619
Securities available for sale ..........................       21,475,866        23,921,718
Loans receivable, net ..................................       55,229,858        55,996,418
Real estate ............................................          287,472           190,402
Stock in Federal Home Loan Bank, at cost ...............        1,202,500         1,202,500
Office property and equipment, net .....................        1,160,468         1,126,516
Accrued interest receivable ............................          623,559           683,120
Deferred tax asset .....................................        1,254,278           405,541
Prepaid expenses and other assets ......................           40,898            53,911
                                                             ------------      ------------

     Total assets ......................................     $ 85,795,848      $ 89,946,745
                                                             ------------      ============

Liabilities and Stockholders' Equity
Deposits ...............................................     $ 58,513,874      $ 60,144,866
Advances from Federal Home Loan Bank ...................       19,450,204        20,038,174
Advance payments by borrowers for taxes and insurance ..          203,975           407,050
Accrued taxes on income:
     Current ...........................................           45,942           291,492
     Deferred ..........................................            - - -             - - -
Accrued expenses and other liabilities .................          250,346           577,343
                                                             ------------      ------------

     Total liabilities .................................       78,464,341        81,458,925
                                                             ------------      ------------
Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued ...............................               --                --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares           10,462            10,462
Additional paid-in capital .............................        4,953,659         4,894,744
Retained earnings, substantially restricted ............        4,961,137         5,730,257
Treasury stock, at cost ................................       (1,185,197)       (1,185,924)
Unearned employee stock ownership plan shares ..........          (96,526)         (129,205)
Unearned recognition and retention plan shares .........            - - -           (11,439)
Unrealized losses on securities available for sale .....       (1,312,028)         (821,075)
                                                             ------------      ------------

     Total stockholders' equity ........................        7,331,507         8,487,820
                                                             ------------      ------------

Total liabilities and stockholders' equity .............     $ 85,795,848      $ 89,946,745
                                                             ============      ============

                                HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                         Consolidated Statements of Operations

                                                                Three Months                        Six Months
                                                              Ended December 31,                Ended December 31,
                                                            1998             1997             1998            1997
                                                        -----------      -----------      -----------      -----------
Interest income:
Interest on loans .................................     $ 1,147,157      $ 1,193,752      $ 2,338,159      $ 2,348,067
Interest on securities available for sale .........         370,677          431,215          752,348          854,961
Other interest earning assets .....................          40,620           56,653          119,109          113,717
                                                        -----------      -----------      -----------      -----------
Total interest income .............................       1,558,454        1,681,620        3,209,616        3,316,745
                                                        -----------      -----------      -----------      -----------

Interest expense:
Interest on deposits ..............................         670,148          689,874        1,361,001        1,357,364
Interest on advances and other borrowing ..........         249,498          318,954          519,382          621,969
                                                        -----------      -----------      -----------      -----------

Total interest expense ............................         919,646        1,008,828        1,880,383        1,979,333
                                                        -----------      -----------      -----------      -----------

Net interest income ...............................         638,808          672,792        1,329,233        1,337,412

Provision for losses on loans .....................          24,000           18,000           48,000           46,000
                                                        -----------      -----------      -----------      -----------

Net interest income after provision for
Losses on loans ...................................         614,808          654,792        1,281,233        1,291,412
                                                        -----------      -----------      -----------      -----------

Non-interest income:
Fees, commissions and service charges .............         123,096          118,792          242,885          223,046
Profit (loss) on securities available for sale, net        (296,474)          86,067       (1,604,124)         193,793
Other .............................................             209           (1,915)           8,573           26,731
                                                        -----------      -----------      -----------      -----------

Total non-interest income (loss) ..................        (173,169)         202,944       (1,352,666)         443,570
                                                        -----------      -----------      -----------      -----------

                                HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                         Consolidated Statements of Operations
                                                      (continued)

                                                                Three Months                        Six Months
                                                              Ended December 31,                Ended December 31,
                                                            1998             1997             1998            1997
                                                        -----------      -----------      -----------      -----------
Non-interest expense:
Compensation, payroll taxes and
  employee benefits ...............................         310,529          308,622          615,390          594,675
Advertising .......................................          11,370           10,067           25,953           24,709
Office property and equipment .....................          70,209           79,215          146,434          175,592
Federal insurance premiums ........................           8,849            9,413           17,948           18,045
Data processing services ..........................          43,294           28,270           72,276           56,372
Other real estate expense, net ....................           1,607            4,084            1,070           11,140
Other .............................................          77,181           91,158          145,457          148,718
                                                        -----------      -----------      -----------      -----------

Total non-interest expense ........................         523,039          530,829        1,024,528        1,029,251
                                                        -----------      -----------      -----------      -----------

Earnings (loss) before taxes on income ............         (81,400)         326,907       (1,095,961)         705,731

Taxes on income ...................................         (30,925)         112,689         (404,000)         244,689
                                                        -----------      -----------      -----------      -----------

Net earnings (loss) ...............................     $   (50,475)     $   214,218      $  (691,961)     $   461,042
                                                        ===========      ===========      ===========      ===========
     Earnings (loss) per common share
       Basic ......................................     ($     0.06)     $      0.26      ($     0.81)     $      0.56
       Diluted ....................................     ($     0.06)     $      0.25      ($     0.78)     $      0.54


                                  HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                      Consolidated Statements of Comprehensive Income


                                                                        Three Months Ended                Six Months Ended
                                                                           December 31,                      December 31,
                                                                       1998              1997            1998            1997
                                                                   -----------      -----------      -----------      -----------
Net income (loss) ............................................     ($   50,475)     $   214,218      ($  691,961)     $   461,042

Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax .......................      (1,330,440)          53,487       (1,295,224)         126,019
   Less: reclassification adjustment for net (gains) losses
         included in net income, net of tax ..................         172,504           (4,025)         804,271           (7,090)
                                                                   -----------      -----------      -----------      -----------

Other comprehensive income, net of tax .......................      (1,157,936)          49,462         (490,953)         118,929
                                                                   -----------      -----------      -----------      -----------


Comprehensive income .........................................     ($1,208,411)     $   263,680      ($1,182,914)     $   579,971
                                                                   -----------      -----------      -----------      -----------


                      HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                                                             Six months ended
                                                                               December 31,
                                                                          1998             1997
                                                                     ------------      ------------
Cash flows from operating activities:
Net earnings (losses) ..........................................     $   (691,961)          461,042
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation .................................................           57,580            88,130
  Amortization of fees, premiums and accretion of discounts, net            5,027            81,117
  Provision for losses on loans and real estate ................           48,000            46,000
  Loans originated for sale ....................................       (4,408,390)              ---
  Proceeds on sales of loans ...................................        4,048,140               ---
  (Profit) loss on sale of securities ..........................        1,604,124          (193,792)
  Gain on sale of fixed assets .................................           (8,364)            - - -
  (Increase) decrease in accrued interest receivable ...........           59,561           (16,982)
  Deferred taxes on income .....................................         (556,723)              ---
  Amortization of stock compensation plans .....................           44,118            50,497
  Other, net ...................................................         (497,689)          159,133
                                                                     ------------      ------------

Net cash provided by (used in) operating activities ............         (296,577)          675,145
                                                                     ------------      ------------

Cash flows from investing activities:
  Principal collected on securities available for sale .........        2,266,435         1,432,143
  Proceeds from sale of securities available for sale ..........          751,162         9,814,349
  Purchase of securities available for sale ....................       (2,963,863)      (10,713,346)
  Purchase of investment real estate ...........................         (100,000)              ---
  Purchase of Federal Home Loan Bank stock .....................              ---         (149,000)
  Loans to customers, net ......................................        1,078,810        (3,766,681)
  Proceeds from sale of real estate ............................              ---           225,000
  Proceeds from sale of fixed asset ............................            9,844               ---
  Purchase of office property and equipment, net ...............          (93,012)          (48,080)
                                                                     ------------      ------------

Net cash provided by (used in) investing activities ............          949,376        (3,205,615)
                                                                     ------------      ------------

                      HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                            (continued
                                                                             Six months ended
                                                                               December 31,
                                                                          1998             1997
                                                                     ------------      ------------
Cash flows from financing activities:
  Decrease in customer deposit accounts, net ...................       (1,630,992)         (781,077)
  Decrease advance payments by borrowers for taxes and insurance         (203,075)         (200,032)
  Proceeds from advances from FHLB .............................        5,450,000         8,500,000
  Principal payments on advances from FHLB .....................       (6,037,970)       (5,531,214)
  Net proceeds from options exercised ..........................              659            11,734
  Payment of dividends .........................................          (77,091)          (69,354)
                                                                     ------------      ------------

Net cash provided by (used in) financing activities ............       (2,498,469)        1,930,057
                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents ...........       (1,845,670)         (600,413)
Cash and cash equivalents at beginning of year .................        6,366,619         5,621,242
                                                                     ------------      ------------
Cash and cash equivalents at end of year .......................     $  4,520,949         5,020,829
                                                                     ============      ============

Supplemental disclosures of cash flow information:
  Cash paid for interest .......................................     $  2,192,632         2,040,032
  Cash paid for taxes ..........................................          369,685            20,521
                                                                     ============      ============


To mark assets available for sale to fair value:
  Change in fair value .........................................     $    782,967      $   (189,689)
  Less deferred taxes ..........................................         (292,014)           70,760
                                                                     ------------      ------------
  Change in valuation allowance ................................     $   (490,953)     $    118,929
                                                                     ============      ============

                                       -4-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 1998 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 1998 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share". The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended December 31, 1998 and 1997:

                                                                 3 Months      3 Months      6 Months     6 Months
                                                                   Ended        Ended         Ended         Ended
                                                                  12/31/98     12/31/97      12/31/98     12/31/97
                                                                ----------    ---------     ---------     --------
Net Earnings                                                     ($50.475)    $214,218     ($691,961)    $461,042
                                                                 =========    =========    ==========    ========


Basic earnings per share:
        Weighted average shares outstanding                       880,045      853,060       879,994      852,070

        Less unearned employee stock ownership plan shares        (20,266)     (32,834)      (21,803)     (34,435)
                                                                ----------    ---------     ---------     --------

Weighted average number of common shares outstanding              859,779      820,226       858,191      817,635
                                                                =========      =======     ==========     =======

Earnings (loss) per common share - basic                        ($   0.06) $      0.26   ($     0.81) $      0.56
                                                                ========== ===========   ============ ===========

Diluted earnings per share:
        Weighted average shares outstanding                       880,045      853,060       879,994      852,070

        Less unearned employee stock ownership plan shares        (20,266)     (32,834)      (21,803)     (34,435)

        Assumed incremental option shares
           using the treasury stock method                         24,237       36,440        25,364       32,945
                                                               ----------     --------     ----------   ---------

Common and common equivalent shares outstanding                   884,016      856,666       883,555      850,580
                                                                ==========     =======      =========    ========

Earnings (loss) per common share - diluted                    ($     0.06) $      0.25     ($   0.78)  $     0.54
                                                              ============ ===========     ==========  ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Horizon Financial Services corporation (the "Company"), and its wholly-owned operating subsidiary Horizon Federal Savings Bank (the "Bank") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on form 10-QSB and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company and the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Some local economic conditions in the Bank's market are weakening. The farm economy has been strong for over five years but is now beginning to soften. As a result of an over-supply of grain, farm prices for grain and livestock, which are currently depressed, may continue to remain depressed. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase the balance or quality of its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank.


FINANCIAL CONDITION

The Company's total assets at December 31, 1998 of $85.8 million decreased $4.1 million, or 4.56%, from $89.9 million at June 30, 1998. Securities available for sale decreased $2.4 million, or 10.2%, due to write-downs on certain interest only mortgage-backed securities of $1.5 million and a $783,000 downward adjustment in the fair value of the available for sale portfolio. Cash and cash equivalents decreased $1.8 million, or 28.9%, due to a $1.6 million decrease in deposits. Total loans receivable, net, decreased $766,000, or 1.4%, from June 30, 1998 as a result of increased prepayments due to the refinancings of loans moving into the secondary market.

Total liabilities decreased $3.0 million, or 3.7%, to $78.5 million at December 31, 1998 from $81.5 million at June 30, 1998, primarily due to a $1.6 million, or 2.7%, decrease in deposits from $60.1 million at June 30, 1998 to $58.5 million at December 31, 1998. Management believes the decrease in certificates of deposit was the result of depositors seeking higher returns in mutual funds and other investments. Advances from the Federal Home Loan Bank decreased $588,000, or 2.9%, due to repayments made on the advances as a result of the corresponding decrease in loans receivable. Total stockholders' equity decreased $1.2 million, or 13.6%, from $8.5 million at June 30, 1998 to $7.3 million at December 31, 1998 due to loss of earnings and an increase in unrealized losses on securities available for sale.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the levels of its net interest income, non-interest income and operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities, respectively. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts, and more recently includes significant write-downs on "interest only" mortgage-backed securities.

Comparison of three month and six month periods ended December 31, 1998 and December 31, 1997

GENERAL

Net earnings for the three months ended December 31, 1998 decreased $265,000 to ($51,000) from $214,000 for the three month period ended December 31, 1997. For the six months ended December 31, 1998, net earnings decreased ($1,153,000) to ($692,000) from $461,000 for the comparable period in 1997. The decrease for the three and six month periods ended December 31, 1998 compared to the same periods ended December 31, 1997 was primarily attributable to substantial write-downs on interest only mortgage-backed securities as further described below.

INTEREST INCOME

Interest income decreased $123,000 to $1.6 million for the three month period ended December 31, 1998 compared to $1.7 million for the three month period ended December 31, 1997 and $107,000 to $3.2 million for the six month period ended December 31, 1998 compared to $3.3 million for the comparable period ended December 31, 1997. The decrease was due to a decrease in average interest-earning assets, consisting primarily of mortgage loans and securities available for sale, of approximately $1.9 million and $1.0 million for the three and six months ended December 31, 1998, respectively, over the comparable periods in 1997 and a decrease in the weighted average yield on average interest-earning assets to 7.86% for the six months ended December 31, 1998 from 8.02% for the same period in 1997. The decrease in average interest earning assets is the result of borrowers prepaying loans in order to obtain new loans that are subsequently sold to the secondary market. Also contributing to the decrease in interest earning assets is managements decision, at the current time, not to invest in lower-yielding mortgage-backed securities with leveraged FHLB advances.

INTEREST EXPENSE

Interest expense decreased $89,000 to $920,000 from $1,009,000 for the three month period and decreased $99,000 to $1,880,000 from $1,979,000 for the six month period ended December 31, 1998 as compared to the same periods in 1997. The decrease in interest expense was attributable to the interest rate on FHLB advances decreasing to 5.35% for the six months ended December 31, 1998 from 5.80% for the same period in 1997. The weighted average interest rates paid on average interest bearing liabilities decreased to 4.85% for the six months ended December 31, 1998 from 5.08% for the same period in 1997.

NET INTEREST INCOME

Net interest income was $639,000 and $1.3 million for the three months and six months ended December 31, 1998, respectively, compared to $673,000 and $1.3 million for the comparable periods in 1997. The decline in net interest income for the three month period was primarily due to the lower loan and security balances as described above. The Company's net interest margin was 3.01% for the six month period ended December 31, 1998 compared to 2.94% for the same period in 1997.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the six month period ended December 31, 1998 the Company's provision for losses on loans was $48,000 compared to $46,000 for the six month period ended December 31, 1997. During the three month period ended December 31, 1998, the Company's provision for loan losses was $24,000 compared to $18,000 for the three month period ended December 31, 1997. As of December 31, 1998, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1.2 million or 1.44% of total assets, compared to $922,000 or 1.02% of total assets as of June 30, 1998. As of December 31, 1998 the Company's allowance for losses on loans was $401,000, representing 32.5% of non-performing assets and
 .73% of net loans receivable.

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

NONINTEREST INCOME (LOSS)

Noninterest income decreased to ($173,000) and ($1,352,000) for the three and six months ended December 31, 1998 respectively, compared to $203,000 and $444,000 for the same periods ended December 31, 1997. The decrease for the three month period was attributable to a $296,000 loss on assets available for sale (including a $220,000 loss recognized on securities) at December 31, 1998 compared to a $86,000 gain at December 31, 1997 and a $1.6 million loss on assets available for sale (including a $1.5 million loss recognized on securities) for the six month period ended December 31, 1998 as compared to a $194,000 gain for the same period in 1997. The loss recognized on securities for the three and six month periods ended in 1998 of $220,000 and $1.5 million, respectively, was the result of write-downs on interest only mortgage-backed securities resulting from a decline in fair value that was judged to be other than temporary. This decline in fair value resulted from a sustained increase in the prepayment speeds, due to refinancings, of the underlying mortgage loans as a result of the low interest rate environment. Further declines in the fair value of these securities are possible if prepayment speeds continue to increase. The Bank cannot predict interest rates or prepayment speeds.

NONINTEREST EXPENSE

Total noninterest expense was $523,000 and $1.0 million for the three and six months ended December 31, 1998, respectively, compared to $531,000 and $1.0 million for the same periods in 1997, reflecting decreases of $8,000 and $5,000, respectively. Compensation, payroll taxes and employee benefits, the largest component of non-interest expense, increased $2,000 and $21,000 for the three and six month periods ended December 31, 1998, respectively, compared to the same period during 1997. The increase in compensation expense for the six months ended December 31, 1998 was primarily the result of costs generally associated with the Company's stock-based compensation plans as a result of an increase in the Company's stock price during the first quarter. Office property and equipment decreased $9,000 and $29,000 for the three and six month periods ended December 31, 1998, respectively, compared to the same period during 1997 and data processing services increased $15,000 for the three and six month periods ended December 31, 1998 due to expenses involved in the conversion to a new data processing service bureau. There were no other significant changes in the components of non-interest expense.

TAXES ON INCOME

The Company received a tax benefit of $31,000 and $404,000 for the three and six month periods ended December 31, 1998, respectively, as a result of the net loss for the periods due to the $220,000 and $1.5 million write-downs on its interest-only mortgage-backed securities as discussed above.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Bank's liquidity ratio was 7.31% on December 31, 1998 and 10.41% on June 30, 1998.

At December 31, 1998, the Company had advances of $19.5 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1998, the Company had outstanding commitments to extend credit which amounted to $2,061,000 (including $1,235,000 in available revolving commercial lines of credit). At December 31, 1998, certificates of deposit scheduled to mature in one year or less totaled $23.4 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At December 31, 1998 the Bank had tangible and core capital of $5.9 million, or 6.9% of adjusted total assets, which was approximately $4.6 million and $2.5 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 1998 the Bank had risk-based capital of $6.2 million (including $5.9 million in core capital), or 12.3% of risk-weighted assets of $50.1 million. This amount was $2.1 million above the 8.0% requirement in effect on that date.

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

Accurate data processing is essential to the operations of the Company and the Bank, and a lack of accurate processing by its vendors (or by the Company or the Bank) could have a significant adverse impact on the Company's financial condition and results of operations. The Bank has undergone a recent data processing service bureau conversion. The Bank has been assured by its newly selected data processing service bureau that their computer services will function properly on and after January l, 2000. The Bank's newly selected data processing service bureau has advised Management that it, in fact, is currently year 2000 compliant with no programming corrections needed, and commenced testing in December 1998. If it appears that the Bank's primary data processing service bureau is not year 2000 compliant or will be unable to resolve this problem in a timely manner, then the Bank will identify a secondary data processing service provider to complete the task. If the Bank is unable to do this, it will identify those steps necessary to minimize the negative impact the computer problems could have on the Bank. Notwithstanding the foregoing, if the Company and the Bank are unable to resolve this potential problem in time, the Bank will likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

The Company has also received year 2000 updates from most of its material non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions the Company or Bank invests through or with, and based on these updates do not anticipate any significant year 2000 issues. However, the failure of any of these material non-information systems to operate properly on and after January 1, 2000 may disrupt the Bank's business and have a material adverse affect on its financial condition and results of operations.

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

The Company is expensing all costs associated with year 2000 required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total out-of-pocket costs associated with year 2000 compliance is estimated to be approximately $10,000. The cost of internal resources for year 2000 compliance has not been estimated. At the present time, the Company does not expect significant increases in future data processing costs or other expenses related to its year 2000 compliance.

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

             None

ITEM 3.      Defaults Upon Senior Securities
             -------------------------------

             None

ITEM 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

                  (a) Annual meeting date:  October 22, 1998
                  (b) Not required
                  (c) The matters  approved by  stockholders  at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes, if any) as to each matter are set forth below:

                      Proposal                                  Number of Votes
                      --------                                  ---------------

                                                              For       Withheld
                                                              ---       --------

Election of the following director for a three year term:

             1) Dwight L. Groves                             797,378       6,000
             2) Gary L. Rozenboom                            797,328       6,050

                                                 For       Against       Abstain
Ratification of the appointment of  KPMG Peat  -------     -------       -------
Marwick LLP as the Company's auditors for the  803,328       None           400
fiscal year ending June 30, 1999


ITEM 5.      Other Information
             -----------------

             None

ITEM 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------

             (a)   Exhibits:
                   See Index to Exhibits

             (b)   Reports on Form 8-K:
                   None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HORIZON FINANCIAL SERVICES CORPORATION
                                      Registrant


Date: February 12,1999                /s/ Robert W. DeCook
      ----------------                --------------------
                                      Robert W. DeCook
                                      President and Chief Executive Officer




Date: February 12, 1999               /s/ Sharon McCrea
      --------------------            ------------------
                                      Sharon McCrea
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

  Exhibit
  Number                              Document
  ------       -----------------------------------------------------------------

    3          The Articles of Incorporation and Bylaws, filed on March 18, 1994
               as   exhibits   3.1  and  3.2,   respectively,   to   Registrants
               Registration Statement on form S-1 (File No.
               33-76674), are incorporated herein by reference.

    4 Registrant's Specimen Stock Certificate, filed on March 18, 1994 as Exhibit to Registrant's Registration Statement on form S-1 (File No. 33-76674), is incorporated herein by reference.

    10.1 Employment Agreements between the Bank and Messrs. DeCook and Gillespie, filed as Exhibits 10.1 and 10.2, respectively, to Registrant's Report on Form 10- KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), are incorporated herein by reference.

    10.2 1994 Stock Option and Incentive Plan, filed as Exhibit 10.3 in Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

    10.3 Recognition and Retention Plan, filed as Exhibit 10.4 to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

    11 Statement re computation of earnings per share (See Footnote 4 of the Registrant's Notes to Consolidated Financial Statements contained herein)

    27         Financial Data Schedule (electronic filing only)