Form 10QSB
period 1999-03-31
HORIZON FINANCIAL SERVICES CORP
filed 1999-05-17
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock                           880,062
            ------------                      ------------------
               Class                          Shares Outstanding
                                              as of May 14, 1999

Transitional Small Business Disclosure Format (check one):
                      Yes     [   ]     No    [  X ]

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                            Page
-------  ---------------------                                            ----

          Item 1.  Financial Statements

           Consolidated  Balance  Sheets at March 31,  1999 and June 30,
           1998.                                                             1

           Consolidated  Statements of  Operations  for the three months
           and nine months ended March 31, 1999 and 1998.                    2

           Consolidated Statements of Comprehensive Income for the three
           months and nine months ended March 31, 1999 and 1998.             3

          Consolidated  Statements  of Cash  Flows for the nine  months
          ended March 31, 1999 and 1998.                                     4

          Notes to Consolidated Financial Statements                         5

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     7


Part II.  Other Information                                                 14

          Signatures                                                        15

          Index of Exhibits                                                 16

          Exhibits                                                          17

                                PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                  Consolidated Balance Sheets

                                                                March 31,          June 30,
Assets                                                            1999               1998
------                                                        ------------       ------------
Cash and cash equivalents ..............................      $  6,146,552       $  6,366,619
Securities available for sale ..........................        20,876,819         23,921,718
Loans receivable, net ..................................        54,547,411         55,996,418
Real estate ............................................           344,657            190,402
Stock in Federal Home Loan Bank, at cost ...............         1,202,500          1,202,500
Office property and equipment, net .....................         1,112,401          1,126,516
Accrued interest receivable ............................           604,443            683,120
Deferred tax asset .....................................         1,093,460            405,541
Prepaid expenses and other assets ......................           108,450             53,911
                                                              ------------       ------------

     Total assets ......................................      $ 86,036,693       $ 89,946,745
                                                              ------------       ============

Liabilities and Stockholders' Equity
Deposits ...............................................      $ 56,933,476       $ 60,144,866
Advances from Federal Home Loan Bank ...................        20,628,349         20,038,174
Advance payments by borrowers for taxes and insurance ..           294,071            407,050
Accrued taxes on income:
     Current ...........................................           123,042            291,492
     Deferred ..........................................             - - -              - - -
Accrued expenses and other liabilities .................           317,209            577,343
                                                              ------------       ------------

     Total liabilities .................................        78,296,147         81,458,925
                                                              ------------       ------------
Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued ...............................             - - -               --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares            10,462             10,462
Additional paid-in capital .............................         4,974,034          4,894,744
Retained earnings, substantially restricted ............         5,039,036          5,730,257
Treasury stock, at cost ................................        (1,185,197)        (1,185,924)
Unearned employee stock ownership plan shares ..........           (81,013)          (129,205)
Unearned recognition and retention plan shares .........             - - -            (11,439)
Unrealized losses on securities available for sale .....        (1,016,776)          (821,075)
                                                              ------------       ------------

     Total stockholders' equity ........................         7,740,546          8,487,820
                                                              ------------       ------------

Total liabilities and stockholders' equity .............      $ 86,036,693       $ 89,946,745
                                                              ============       ============

                                 HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                          Consolidated Statements of Operations

                                                                 Three Months                       Nine Months
                                                                 Ended March 31,                  Ended March 31,
                                                             1999             1998             1999              1998
                                                         -----------      -----------      -----------       -----------
Interest income:
Interest on loans .................................      $ 1,119,010      $ 1,200,794      $ 3,457,169       $ 3,548,861
Interest on securities available for sale .........          315,754          428,711        1,068,102         1,283,672
Other interest earning assets .....................           47,855           80,858          166,964           194,575
                                                         -----------      -----------      -----------       -----------
Total interest income .............................        1,482,619        1,710,363        4,692,235         5,027,108
                                                         -----------      -----------      -----------       -----------

Interest expense:
Interest on deposits ..............................          626,453          682,982        1,987,454         2,040,346
Interest on advances and other borrowing ..........          255,312          328,049          774,694           950,018
                                                         -----------      -----------      -----------       -----------

Total interest expense ............................          881,765        1,011,031        2,762,148         2,990,364
                                                         -----------      -----------      -----------       -----------

Net interest income ...............................          600,854          699,332        1,930,087         2,036,744

Provision for losses on loans .....................           24,000           33,808           72,000            79,808
                                                         -----------      -----------      -----------       -----------

Net interest income after provision for
Losses on loans ...................................          576,854          665,524        1,858,087         1,956,936
                                                         -----------      -----------      -----------       -----------

Non-interest income:
Fees, commissions and service charges .............          131,210          105,438          374,095           328,484
Profit (loss) on securities available for sale, net            6,831           61,072       (1,597,293)          254,865
Other .............................................            - - -            - - -            8,573            26,731
                                                         -----------      -----------      -----------       -----------

Total non-interest income (loss) ..................          138,041          166,510       (1,214,625)          610,080
                                                         -----------      -----------      -----------       -----------

                                 HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                          Consolidated Statements of Operations

                                                                 Three Months                       Nine Months
                                                                 Ended March 31,                  Ended March 31,
                                                             1999             1998             1999              1998
                                                         -----------      -----------      -----------       -----------
Non-interest expense:
Compensation, payroll taxes and
  employee benefits ...............................          308,923          291,774          924,313           886,449
Advertising .......................................           20,151           24,229           46,104            48,938
Office property and equipment .....................           91,963           84,182          238,397           259,774
Federal insurance premiums ........................           13,114            8,904           31,062            26,949
Data processing services ..........................           40,227           31,295          112,503            87,667
Other real estate expense, net ....................            4,935            3,636            6,005            14,776
Other .............................................           56,796           37,204          202,253           185,922
                                                         -----------      -----------      -----------       -----------

Total non-interest expense ........................          536,109          481,224        1,560,637         1,510,475
                                                         -----------      -----------      -----------       -----------

Earnings (loss) before taxes on income ............          178,786          350,810         (917,175)        1,056,541

Taxes on income ...................................           62,342          121,037         (341,658)          365,726
                                                         -----------      -----------      -----------       -----------

Net earnings (loss) ...............................      $   116,444      $   229,773      $  (575,517)      $   690,815
                                                         ===========      ===========      ===========       ===========
     Earnings (loss) per common share
       Basic ......................................      $      0.14      $      0.27      ($     0.67)      $      0.84
       Diluted ....................................      $      0.13      $      0.27      ($     0.67)      $      0.81


                                     HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                         Consolidated Statements of Comprehensive Income

                                                                        Three Months Ended             Nine Months Ended
                                                                             March 31,                     March 31,
                                                                       1999            1998            1999            1998
                                                                    ---------       ---------       ---------       ---------
Net income (loss) ............................................      $ 116,444       $ 229,773       ($575,517)      $ 690,815

Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax .......................        318,576        (944,285)       (976,648)       (818,266)
   Less: reclassification adjustment for net (gains) losses
         included in net income, net of tax ..................        (23,324)        (25,430)        780,947         (32,520)
                                                                    ---------       ---------       ---------       ---------

Other comprehensive income, net of tax .......................        295,252        (969,715)       (195,701)       (850,786)
                                                                    ---------       ---------       ---------       ---------


Comprehensive income .........................................      $ 411,696       ($739,942)      ($771,218)      ($159,971)
                                                                    ---------       ---------       ---------       ---------

                        HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                 Consolidated Statements of Cash Flows

                                                                              Nine months ended
                                                                                   March 31,
                                                                           1999                1998
                                                                       ------------       ------------
Cash flows from operating activities:
Net earnings (losses) ...........................................      $   (575,517)           690,815
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation ..................................................            93,288            136,495
  Amortization of fees, premiums and accretion of discounts, net           (207,155)           120,963
  Provision for losses on loans and real estate .................            72,000             79,808
  Loans originated for sale .....................................        (7,376,223)        (3,495,915)
  Proceeds on sales of loans ....................................         7,641,255          2,618,228
  (Profit) loss on sale of securities ...........................         1,587,646           (254,865)
  Gain on sale of fixed assets ..................................            (8,364)             - - -
  (Increase) decrease in accrued interest receivable ............            78,677            (61,516)
  Deferred taxes on income ......................................          (571,481)             - - -
  Amortization of stock compensation plans ......................            59,631             75,652
  Other, net ....................................................          (400,903)           484,012
                                                                       ------------       ------------

Net cash provided by (used in) operating activities .............           392,854            393,677
                                                                       ------------       ------------

Cash flows from investing activities:
  Principal collected on securities available for sale ..........         4,072,087          2,175,295
  Proceeds from sale of securities available for sale ...........         3,301,821         14,836,333
  Purchase of securities available for sale .....................        (6,021,639)       (17,709,466)
  Purchase of investment real estate ............................          (100,000)             - - -
  Purchase of Federal Home Loan Bank stock ......................             - - -           (347,700)
  Loans to customers, net .......................................         1,054,790         (2,910,849)
  Proceeds from sale of real estate .............................             - - -            350,000
  Proceeds from sale of fixed asset .............................             9,844              - - -
  Purchase of office property and equipment, net ................           (80,653)           (68,850)
                                                                       ------------       ------------

Net cash provided by (used in) investing activities .............         2,236,250         (3,675,237)
                                                                       ------------       ------------

Cash flows from financing activities:
  Decrease in customer deposit accounts, net ....................        (3,211,390)         1,447,720
  Decrease advance payments by borrowers for taxes and insurance           (112,979)           (92,469)
  Proceeds from advances from FHLB ..............................         6,650,000         14,500,000
  Principal payments on advances from FHLB ......................        (6,059,825)        (9,547,168)
  Net proceeds from options exercised ...........................               659            159,584
  Payment of dividends ..........................................          (115,636)          (107,007)
                                                                       ------------       ------------

Net cash provided by (used in) financing activities .............        (2,849,171)         6,360,660
                                                                       ------------       ------------

Net increase (decrease) in cash and cash equivalents ............          (220,067)         3,079,100
Cash and cash equivalents at beginning of year ..................         6,366,619          5,621,242
                                                                       ------------       ------------
Cash and cash equivalents at end of year ........................      $  6,146,552          8,700,342
                                                                       ============       ============

Supplemental disclosures of cash flow information:
  Cash paid for interest ........................................      $  2,909,324          2,845,491
  Cash paid for taxes ...........................................           369,685             53,681
  Transfers of loans to real estate acquired through foreclosures            57,185              - - -
                                                                       ============       ============

To mark assets available for sale to fair value:
  Change in fair value ..........................................      $    312,139       $  1,356,940
  Less deferred taxes ...........................................          (116,438)          (506,154)
                                                                       ------------       ------------
  Change in valuation allowance .................................      $   (195,701)      $   (850,786)
                                                                       ============       ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 1999 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended March 31, 1999 and 1998:


                                                                3 Months        3 Months        9 Months        9 Months
                                                                  Ended           Ended           Ended            Ended
                                                                 3/31/99         3/31/98         3/31/99          3/31/98
                                                                ---------       ---------       ---------       -----------
Net Earnings .............................................      $ 116.444       $ 229,773       ($575,517)      $   690,815
                                                                =========       =========       =========       ===========

Basic earnings per share:
        Weighted average shares outstanding ..............        880,062         866,797         880,016           856,979

        Less unearned employee stock ownership plan shares        (17,240)        (29,675)        (20,282)          (32,848)
                                                                ---------       ---------       ---------       -----------

Weighted average number of common shares outstanding .....        862,822         837,122         859,734           824,131
                                                                =========       =========       =========       ===========

Earnings (loss) per common share - basic .................      $    0.14       $    0.27       ($   0.67)      $      0.84
                                                                =========       =========       =========       ===========

Diluted earnings per share:
        Weighted average shares outstanding ..............        880,062         866,797         880,016           856,979

        Less unearned employee stock ownership plan shares        (17,240)        (29,675)        (20,282)          (32,848)

        Assumed incremental option shares
           using the treasury stock method ...............         21,746          24,901          24,158            30,264
                                                                ---------       ---------       ---------       -----------

Common and common equivalent shares outstanding ..........        884,568         862,023         883,892           854,395
                                                                =========       =========       =========       ===========

Earnings (loss) per common share - diluted ...............      $    0.13       $    0.27       ($   0.67)      $      0.81
                                                                =========       =========       =========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Horizon Financial Services Corporation ("the Company") is a savings bank holding company the primary asset of which is Horizon Federal Savings Bank, ("the Bank"). The Company was incorporated in March 1994 and sold 506,017 shares of common stock on June 28, 1994 for the purpose of acquiring all of the capital stock of the Bank in connection with the Bank's conversion from mutual to stock form of ownership (the "Conversion").

The principal  business of the Company  (through its operating  subsidiary,  the
Bank), has historically consisted of attracting deposits from the general public and making loans secured by residential and, to a lesser extent, other properties. The Company's results of operations are primarily dependent on the difference or spread ("interest rate spread) between the average yield on loans, mortgage-backed and related securities and investments and the average rate paid on deposits and other borrowings as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other non-diversified savings institution holding companies, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

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

Some local economic conditions in the Bank's market have weakened. The farm economy had been strong for over five years but has now softened. As a result of an over-supply of grain, farm prices for grain and livestock, which are currently depressed, may continue to remain depressed. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase the balance or quality of its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
-----------------------------------------------

The Company, and its wholly-owned operating subsidiary Horizon Federal Savings Bank may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on form 10-QSB and the
Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company and the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and the Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

o the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;
o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;
o the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
o the willingness of users to substitute competitors' products and services for the Bank's products and services;
o the success of the Bank in gaining regulatory approval of its products and services, when required;
o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
o            technological changes;
o            acquisitions;
o            changes in consumer spending and saving habits;
o and the success of the Company and the Bank at managing the risks involved in the foregoing.

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

FINANCIAL CONDITION
-------------------

The Company's total assets at March 31, 1999 of $86.0 million decreased $3.9 million, or 4.35%, from $89.9 million at June 30, 1998. Securities available for sale decreased $3.0 million, or 12.7%, due to write-downs primarily in the first quarter on certain interest only mortgage-backed securities of $1.5 million, $1.1 million in principal payments, prepayments and sales, net of purchases, and a $312,000 downward adjustment in the fair value of the available for sale portfolio. Total loans receivable, net, decreased $1.4 million, or 2.6%, from June 30, 1998 as a result of increased prepayments due to the refinancings of loans moving into the secondary market. These decreases were used to fund the $3.2 million decrease in deposits.

Total liabilities decreased $3.2 million, or 3.9%, to $78.3 million at March 31, 1999 from $81.5 million at June 30, 1998, primarily due to a $3.2 million, or 5.3%, decrease in deposits from $60.1 million at June 30, 1998 to $56.9 million at March 31, 1999. Management believes the decrease in certificates of deposit was the result of depositors seeking higher returns in mutual funds and other investments. Advances from the Federal Home Loan Bank increased $590,000, or 2.9%, to $20.6 million at March 31, 1999 from $20.0 million at June 30, 1998. Total stockholders' equity decreased $747,000, or 8.8%, from $8.5 million at June 30, 1998 to $7.7 million at March 31, 1999 due to loss of earnings and an increase in unrealized losses on securities available for sale.

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

Comparison of three month and nine month periods ended March 31, 1999 and March 31, 1998

GENERAL
-------

Net earnings for the three months ended March 31, 1999 decreased $113,000 to $117,000 from $230,000 for the three month period ended March 31, 1998. For the nine months ended March 31, 1999, net earnings decreased $1.3 million to ($575,000) from $691,000 for the comparable period in 1998. The decrease for the three month period was primarily attributable to a $98,000 decrease in net interest income to $601,000 at March 31, 1999 compared to $699,000 for the same period ended March 31, 1998. For the nine month period ended March 31, 1999 compared to the same period ended March 31, 1998 the decrease was primarily attributable to substantial write-downs on interest only mortgage-backed securities as further described below.

INTEREST INCOME
---------------

Interest income decreased $228,000 to $1.5 million for the three month period ended March 31, 1999 compared to $1.7 million for the three month period ended March 1998 and $335,000 to $4.7 million for the nine month period ended March 31, 1999 compared to $5.0 million for the comparable period ended March 31, 1998. The decreases were due to a decrease in average interest-earning assets, primarily mortgage loans and securities available for sale, of approximately $6.1 million and $3.0 million for the three and nine months ended March 31, 1999, respectively, over the comparable periods in 1998 and a decrease in the weighted average yield on average interest-earning assets to 7.75% for the nine months ended March 31, 1999 from 8.01% for the same period in 1998. The decrease in average interest-earning assets is primarily due to managements decision, at the current time, not to invest in lower-yielding mortgage-backed securities with leveraged FHLB advances. Also contributing, to a lesser degree, was the reduction of loans receivable, net, as a result of borrowers prepaying loans in order to obtain new loans that are subsequently sold to the secondary market.


INTEREST EXPENSE
----------------

Interest expense decreased $129,000 to $882,000 from $1.0 million for the three month period and decreased $228,000 to $2.8 million from $3.0 million for the nine month period ended March 31, 1999 as compared to the same periods in 1998. The decrease in interest expense was primarily attributable to the interest rate on FHLB advances decreasing to 5.23% for the nine months ended March 31, 1999 from 5.70% for the same period in 1998. The weighted average interest rates paid on average interest bearing liabilities decreased to 4.75% for the nine months ended March 31, 1999 from 5.04% for the same period in 1998. A decrease in the average outstanding balance of advances from the Federal Home Loan Bank of approximately $3.5 million and $2.5 million for the three and nine months ended March 31, 1999, respectively, over the comparable periods in 1998, also contributed to the interest expense reduction.

NET INTEREST INCOME
-------------------

Net interest income was $601,000 and $1.9 million for the three months and nine months ended March 31, 1999, respectively, compared to $699,000 and $2.0 million for the comparable periods in 1998. The decline in net interest income for the three month period was primarily due to the lower loan and security balances as described above. The Company's net interest margin was 3.00% for the nine month period ended March 31, 1999 compared to 2.96% for the same period in 1998.

PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. During the nine month period ended March 31, 1999, the Company's provision for losses on loans was $72,000 compared to $79,800 for the nine month period ended March 31, 1998. During the three month period ended March 31, 1999, the Company's provision for losses on loans was $24,000 compared to $33,800 for the three month period ended March 31, 1998. As of March 31, 1999, the Company's non- performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1.3 million or 1.49% of total assets, compared to $922,000 or 1.02% of total assets as of June 30, 1998. As of March 31, 1999 the Company's allowance for losses on loans was $365,000, representing 28.4% of non-performing assets and .67% of net loans receivable.

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

NONINTEREST INCOME (LOSS)
------------------------

Noninterest income decreased to $138,000 and ($1.2 million) for the three and nine months ended March 31, 1999 respectively, compared to $166,000 and $610,000 for the same periods ended March 31, 1998. The decrease in noninterest income for the three month period was attributable to a $54,000 decrease in profit on sale of securities from the corresponding period in 1998. Partially offsetting this decrease was an increase in fees, commissions, and service charges of $26,000 to $131,000 at March 31, 1999 as compared to $105,000 at March 31, 1998 due to increased fees received on checking accounts and increased loan fees, primarily attributable to loans originated for sale in the secondary market. The decrease for the nine month period ended March 31, 1999 was primarily attributable to a $1.6 million loss on assets available for sale (including a $1.5 million loss recognized on securities) for the nine month period ended March 31, 1999 as compared to a $255,000 gain for the same period in 1998. The loss recognized on securities for the nine month period ended in 1999 of $1.5 million was the result of write-downs on interest only mortgage-backed securities resulting from a decline in fair value that was judged to be other than temporary. This decline in fair value resulted from a sustained increase in the prepayment speeds, due to refinancings, of the underlying mortgage loans as a result of the low interest rate environment. Further declines in the fair value of these securities are possible if prepayment speeds increase. The Bank cannot predict interest rates or prepayment speeds.

NONINTEREST EXPENSE
-------------------

Total noninterest expense was $536,000 and $1.6 million for the three and nine months ended March 31, 1999, respectively, compared to $481,000 and $1.5 million for the same periods in 1998, reflecting increases of $55,000 and $50,000, respectively. Compensation, payroll taxes and employee benefits, the largest component of non-interest expense, increased $17,000 and $38,000 for the three and nine month periods ended March 31, 1999, respectively, compared to the same period during 1998. The increase in compensation expense for the three and nine months ended March 31, 1999 was primarily the result of costs generally associated with the Company's stock-based compensation plans as a result of an increase in the Company's stock price during the first quarter, normal salary increases and costs of benefits provided. Data processing services increased $9,000 and $25,000 for the three and nine month periods ended March 31, 1999 due to increased data processing charges. Other noninterest expense increased $19,000 and $16,000 for the three and nine month periods ended March 31, 1999 primarily due to costs associated with the conversion to a new data center. This conversion has permitted us to offer new services to our customers including telephone banking. Office property and equipment increased $8,000 and decreased $21,000 for the three and nine month periods ended March 31, 1999, respectively, compared to the same period during 1998. There were no other significant changes in the components of noninterest expense.

TAXES ON INCOME
---------------

Taxes on income decreased $59,000 for the three month period ended March 31, 1999, compared to the same period ended March 31, 1998, as a result of decreased net earnings for the period and received a tax benefit of $342,000 for the nine month period ended March 31, 1999 primarily as a result of the net loss for the period due to the $1.5 million write-down on its interest-only mortgage-backed securities as discussed above.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that required. The Bank's liquidity ratio was 8.63% on March 31, 1999 and 10.41% on June 30, 1998.

At March 31, 1999, the Company had advances of $20.6 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1999, the Company had outstanding commitments to extend credit which amounted to $1.3 million (including $834,000 in available revolving commercial lines of credit). At March 31, 1999, certificates of deposit scheduled to mature in one year or less totaled $20.0 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At March 31, 1999 the Bank had tangible and core capital of $6.0 million, or 7.1% of adjusted total assets, which was approximately $4.7 million and $2.6 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 1999 the Bank had risk-based capital of $6.3 million (including $6.0 million in core capital), or 12.5% of risk- weighted assets of $50.4 million. This amount was $2.3 million above the 8.0% requirement in effect on that date.

YEAR 2000
---------

A great deal of information has been disseminated about the widespread computer problems that may arise in the year 2000. Computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Company and the Bank. Data processing is also essential to most other financial institutions and many other companies. An internal committee of the Company, comprised of six officers and one outside director, has been formed to address the potential risk that year 2000 poses for the Company and the Bank.

Accurate data processing is essential to the operations of the Company and the Bank, and a lack of accurate processing by its vendors (or by the Company or the Bank) could have a significant adverse impact on the Company's financial condition and results of operations. The Bank has undergone a recent data processing service bureau conversion. The Bank has been assured by its newly selected data processing service bureau that their computer services will function properly on and after January l, 2000. The Bank's newly selected data processing service bureau has advised Management that it, in fact, is currently year 2000 compliant with no programming corrections needed, and commenced testing. Testing is done after each update is received from the data center.

The Company has also received year 2000 updates from most of its material non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions the Company or Bank invests through or with, and based on these updates do not anticipate any significant year 2000 issues. The Bank is presently working on a contingency plan in the event that one or more of its non- information system providers is not operating properly on January 1, 2000. However, the failure of any of these material non-information systems to operate properly on and after January 1, 2000 may disrupt the Bank's business and have a material adverse affect on its financial condition and results of operations.

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

The Company is expensing all costs associated with year 2000 required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total out-of-pocket costs associated with year 2000 compliance is estimated to be $12,000. Approximately $8,500 has been expended for the nine months ended March 31, 1999. The cost of internal resources for year 2000 compliance has not been estimated. At the present time, the Company does not expect significant increases in future data processing costs or other expenses related to its year 2000 compliance.

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


                                   HORIZON FINANCIAL SERVICES CORPORATION
                                                 Registrant


Date: May 14, 1999                 /s/ Robert W. DeCook
      ------------                 ---------------------
                                   Robert W. DeCook
                                   President and Chief Executive Officer




Date: May 14, 1999                 /s/ Sharon McCrea
      ------------                 ------------------
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