Form 10KSB40
period 1999-06-30
HORIZON FINANCIAL SERVICES CORP
filed 1999-09-28
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999
                                                               OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$4,659,289.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 15, 1999, was $5.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of September 15, 1999, there were issued and outstanding 875,062 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1999.

         Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders held in October 1999.

         Transitional Small Business Disclosure Format: YES [ ]; NO [ X ].

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

        At June 30, 1999, the Company had $85.0 million of assets and stockholders' equity of $8.1 million (or 9.5% of total assets).

        The executive offices of the Company are located at 301 First Avenue East, Oskaloosa, Iowa 52577, and its telephone number at that address is (515) 673-8328.

        Horizon Federal. Horizon Federal, a wholly owned subsidiary of the Company, is a federally chartered stock savings bank headquartered in Oskaloosa, Iowa. Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. Horizon Federal's primary market area covers Mahaska County, that portion of Marion County in and around Knoxville, Iowa and to a lesser extent, Wapello County, Iowa. The Bank services its market area through its three full service offices, two of which are located in Oskaloosa, Iowa and one which is located in Knoxville, Iowa.

        The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one- to four-family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "-- Originations of Loans and Mortgage-Backed Securities." At June 30, 1999, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

        The Bank's revenues are derived principally from interest on mortgage loans and securities, service fee income and dividends on Federal Home Loan Bank ("FHLB") stock. The Bank does not originate loans to fund leveraged buyouts and has no loans to non-United States corporations or foreign governments.

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

        During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 1999, the apartment complex was 100% leased. At June 30, 1999, the Company's equity investment in the project was $173,000, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

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

Market Area

        Horizon Federal primarily serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. The Bank has three offices, two of which are located in Oskaloosa, Iowa and one which is located in Knoxville, Iowa, approximately 25 miles west of Oskaloosa. The Bank competes in loan originations and in deposit gathering activities with the eleven financial institutions and three credit unions serving its primary market area. See " -- Competition." The Bank estimates its share of the savings market in its primary market area to be approximately 10%.

        Oskaloosa, Iowa is located in Mahaska County, approximately 60 miles southeast of Des Moines, Iowa. Mahaska County has a population of approximately 22,000 people. Oskaloosa, with a current population of approximately 10,500 persons, is the county seat and the largest city in Mahaska County. Oskaloosa has primarily an agricultural economy and, to a lesser extent, light industrial and retail economies. Its light industrial economy, however, is mainly agricultural support. Major employers in the area include the Clow Valve Company, the Pella Corporation, Cargill, Vermeer Manufacturing, the V.A. Medical Center, 3-M Company, William Penn College and the Mahaska County Hospital.

        Some local economic conditions in the Bank's market are weakening. The farm economy has been strong for over five years but is now beginning to soften. As a result of an over-supply of grain, which is anticipated to remain in the local economy for an extended period of time, farm prices for grain and livestock, which are currently depressed, may continue to remain depressed and possibly even drop further. A decrease in the prices of grain and livestock tend to make local consumers in our market area reduce spending, which might adversely affect the local economy. In addition, the Bank is experiencing difficulty, as are most businesses in the area, in hiring and retaining experienced personnel as labor shortages in the area continue to exist. Management believes that many of these individuals are seeking employment in major cities where economic conditions are stronger.

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

Lending Activities of the Bank

        General. Historically, the Bank originated fixed-rate one- to four-family mortgage loans. Since the early 1980s, however, the Bank has emphasized, subject to market conditions, the origination and holding in portfolio of short- and intermediate-term (one, three and five year) loans that convert to annual adjustable-rate mortgage ("ARM") loans after their initial period. Management's strategy has been to increase the percentage of assets in its portfolio with more frequent repricing characteristics or shorter maturities. During periods of low demand for one- to four-family loans, the Bank may seek to invest in mortgage-backed and related securities. The Bank also originates for its loan portfolio fixed-rate, first lien mortgages for certain budgeted amounts. The Bank also originates and sells from time to time in the secondary market 15 year and 30 year fixed-rate loans.

        The Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, the Bank also originates consumer loans, commercial business loans, commercial and multi-family real estate loans and residential construction loans. See "- Originations of Loans and Mortgage-Backed Securities." At June 30, 1999, the Bank's net loan portfolio totaled $56.1 million.

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

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Banks." At June 30, 1999, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $915,000, however, at June 30, 1999 the Board of Directors of the Bank had a self-imposed $800,000 general limitation.

        At June 30, 1999, the Bank had one group of loans to related borrowers with outstanding balances in excess of the Board's self imposed limit but not in excess of regulatory limits. The lending relationships totaled $892,000 and consisted of a $748,000 commercial line of credit, four loans totaling $79,000 on commercial real estate, $43,000 on a single family residence and a $22,000 commercial loan. At June 30, 1999 all of the foregoing loans were performing in accordance with their terms.

        The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

        Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                  At June 30,
                                            ---------------------------------------------------------------------------------------
                                                        1999                         1998                           1997
                                            ---------------------------------------------------------------------------------------
                                                Amount        Percent        Amount        Percent        Amount    Percent
                                            ---------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
 Real Estate:
 One- to four-family.......................      $35,397       62.6%        $34,266        60.1%       $34,625         64.9%
 Commercial real estate....................        5,428        9.6           4,472         7.8          3,944          7.4
 Multi-family..............................        1,339        2.4           1,113         2.0            658          1.2
 Residential construction .................          152         .3           2,000         3.5            829          1.6
                                                 -------      -----         -------       -----       --------        -----
     Total real estate loans...............       42,316       74.9          41,851        73.4         40,056         75.1
                                                 -------      -----         -------       -----        -------        -----

Other Loans:
 Consumer Loans:
  Automobile...............................        3,990        7.1           3,841         6.7          4,051          7.6
  Home improvement.........................        1,047        1.8           3,150         5.5          2,353          4.4
  Deposit account..........................          149         .3             179          .3            222           .4
  Other....................................        2,099        3.7           2,320         4.1          1,541          2.9
                                                 -------      -----        --------       -----       --------        -----
     Total consumer loans..................        7,285       12.9           9,490        16.6          8,167         15.3
 Commercial business loans.................        6,872       12.2           5,682        10.0          5,124          9.6
                                                 -------      -----        --------       -----       --------        -----
     Total other loans.....................       14,157       25.1          15,172        26.6         13,291         24.9
                                                 -------      -----         -------       -----        -------        -----
     Total loans receivable, gross.........       56,473      100.0%         57,023       100.0%        53,347        100.0%
                                                              =====                       =====                       =====

Less:
 Loans in process..........................          ---                        598                        732
 Deferred fees and discounts...............           64                         81                         74
 Allowance for losses......................          343                        348                        348
                                                 -------                    -------                    -------
 Total loans receivable, net...............      $56,066                    $55,996                    $52,193
                                                 =======                    =======                    =======

        The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                         At June 30,
                                                       -----------------------------------------------------------------------------
                                                                  1999                       1998                       1997
                                                       -----------------------------------------------------------------------------
                                                          Amount       Percent       Amount       Percent       Amount       Percent
                                                       -----------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One- to four-family ...............................      $ 6,875         12.1%    $ 5,125          9.0%    $ 4,627          8.7%
  Commercial real estate ............................        1,058          1.9       1,246          2.2       1,015          1.9
  Multi-family ......................................          680          1.2         573          1.0          87           .1
  Residential construction ..........................          152           .3         189           .3          --           --
                                                            ------        -----      ------        -----      ------        -----
     Total real estate loans ........................        8,765         15.5       7,133         12.5       5,729         10.7

  Consumer ..........................................        7,201         12.7       9,264         16.3       7,831         14.7
  Commercial business ...............................        6,536         11.6       5,550          9.7       4,839          9.1
                                                            ------        -----      ------        -----      ------        -----
     Total fixed-rate loans .........................       22,502         39.8      21,947         38.5      18,399         34.5
                                                            ------        -----      ------        -----      ------        -----

Adjustable Rate Loans:
 Real estate:
  One- to four-family ...............................       28,522         50.5      29,141         51.1      29,998         56.2
  Commercial real estate ............................        4,370          7.7       3,226          5.7       2,929          5.5
  Multi-family ......................................          659          1.2         540           .9         571          1.1
  Residential construction ..........................           --           --       1,811          3.2         829          1.6
                                                            ------        -----      ------        -----      ------        -----
     Total adjustable rate real estate loans.........       33,551         59.4      34,718         60.9      34,327         64.4

  Consumer ..........................................           84           .2         226           .4         336           .6
  Commercial business ...............................          336           .6         132           .2         285           .5
                                                            ------        -----      ------        -----      ------        -----
     Total adjustable rate loans ....................       33,971         60.2      35,076         61.5      34,948         65.5
                                                            ------        -----      ------        -----      ------        -----
     Total loans, receivable, gross .................       56,473        100.0%     57,023        100.0%     53,347        100.0%
                                                                          =====                    =====                    =====

Less:
 Loans in process....................................          ---                      598                      732
 Deferred fees and discounts.........................           64                       81                       74
 Allowance for loan losses...........................          343                      348                      348
                                                           -------                  -------                  -------
     Total loans receivable, net.....................      $56,066                  $55,996                  $52,193
                                                           =======                  =======                  =======

        The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                         Real Estate
                             -------------------------------------
                                                    Residential                              Commercial
                                Mortgage(1)        Construction             Consumer          Business                 Total
                             ------------------  -----------------      ----------------  ------------------    --------------------
                                       Weighted           Weighted              Weighted            Weighted                Weighted
                                       Average            Average               Average             Average                 Average
                             Amount      Rate    Amount     Rate        Amount    Rate    Amount     Rate       Amount      Rate
                             ------      ----    ------     ----        ------    ----    ------     ----       ------      ----
                                                                      (Dollars in Thousands)
          Due During
         Years Ending
           June 30,
---------------------------
2000(2)....................  $10,735    7.72%     $152      7.36%      $1,322   9.13%       $2,873   9.65%       $15,082     8.21%
2001 to 2004...............   20,021    7.57       ---      ---         4,760   9.37         3,288   8.45         28,069     7.98
2005 and following.........   11,408    8.19       ---      ---         1,203   9.21           711   9.10         13,322     8.33
                             -------              ----                 ------               ------               -------
   Total...................  $42,164    7.78      $152      7.36%      $7,285   9.30%       $6,872   9.02%       $56,473     8.12%
                             =======              ====                 ======               ======               =======

(1) Includes one- to four-family, multi-family and commercial real estate mortgage loans.

(2)  Includes demand loans and loans having no stated maturity.

         The total amount of loans due after June 30, 2000 which have predetermined interest rates is $18.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $23.4 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts (which include radio ads, newspaper ads and direct mail), its present and walk-in customers, and referrals from real estate brokers and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. See "-- Originations of Loan and Mortgage-Backed Securities."

         The Bank currently originates ARM loans and, to a lesser extent, fixed-rate loans for retention in the Bank's loan portfolio. During the year ended June 30, 1999, the Bank originated $6.6 million of adjustable-rate, one- to four-family real estate loans and $7.4 million of fixed-rate one- to four-family loans (including $220,000 of residential construction loans). The Bank's one- to four-family residential mortgage originations are primarily in its market area.

         The Bank currently originates adjustable-rate, one- to four-family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans for portfolio are generally originated up to a maximum term of 30 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $9.0 million of fixed rate loans for sale during fiscal 1999.

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

         The Bank currently offers one-year, three-year and five-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one- to four-family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 48.1% of the loans secured by one- to four-family real estate originated by the Bank during fiscal 1999 were originated with adjustable rates of interest. See "--Originations of Loans and Mortgage-Backed Securities."

         At June 30, 1999, the Bank was not servicing any loans other than loans it originated. As of June 30, 1999, the Bank's residential ARM loan portfolio totaled $28.5 million, or 50.5% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $6.9 million, or 12.1% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

         In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the stated rate of the loan. Borrowers on adjustable-rate loans are currently qualified at a rate then in effect for five-year loans on one- to four-family residential property. Typically, the spread between a one-year ARM and a five-year ARM has been 100 basis points or more. The Bank generally requires that for mortgage loan applications an appraisal of the security property be performed by an independent fee appraiser approved by the Bank. In connection with origination of residential real estate loans, the Bank generally requires an opinion from an attorney regarding the title to the property, and fire and casualty insurance in an amount not less than the amount of the loan.

         To supplement loan demand in the Bank's primary market area the Bank purchases mortgage-backed and related securities. The Bank purchased $4.8 million, $20.0 million and $12.0 million of mortgage-backed and related securities during fiscal 1999, 1998 and 1997, respectively. See "-- Originations of Loans and Mortgage-Backed Securities."

         Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers, for the construction of residential homes without an underlying sales contract. At June 30, 1999, the Bank's construction loan portfolio totaled $152,000, or .3% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

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

         Multi-Family/Commercial Real Estate Lending. Horizon Federal also makes real estate loans secured by multi-family and non-residential properties.
Horizon Federal's multi-family residential loans are primarily secured by apartment buildings located within the Bank's market area. The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 1999, $1.3 million, or 2.4%, of the Bank's gross loan portfolio consisted of multi-family loans and $5.4 million, or 9.6%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

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

         At June 30, 1999, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $600,000. At such date the Bank had only five commercial and multi-family real estate loans which exceeded $300,000 at June 30, 1999, all of which were performing in accordance with their repayment terms.

         Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available to one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Horizon Federal's current lending guidelines generally require, in the case of loans secured by multi-family or commercial income-producing property, that the property securing such loans generate net cash flow of 125% of debt service after payment of all operating expenses, excluding depreciation, and a loan-to-value ratio of no more than 75%.

         Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report. The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 1999, the Bank's consumer loans totaled $7.3 million, or 12.9% of the Bank's gross loan portfolio.

         Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles, home improvement and other personal purposes. The Bank originates consumer loans on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. Horizon Federal began its indirect lending program in January 1993 with selected automobile dealers located in the Bank's lending area. At June 30, 1999, the outstanding balances on automobile loans and home improvement totaled $4.0 million and $1.0 million, or 54.8% and 14.4% of the Bank's gross consumer loan portfolio, respectively.

         In addition, Horizon Federal commenced offering Visa and MasterCard credit cards in April 1994. Both types of lending generally present more credit risk to the Bank than one- to four-family residential lending. At June 30, 1999, the Bank had $23,000 of credit card loans outstanding and $178,000 of unused credit available under its credit card program.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, non-performing consumer loans totaled $186,000, or 2.6% of total consumer loans and .3% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

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

         The two largest commercial business loans outstanding at June 30, 1999 were a $753,000 business line of credit to a builder of one- to four-family residential properties and a $748,000 business line of credit to a local trucking firm. At June 30, 1999, these lines of credit were performing in accordance with their repayment terms. The Bank had only four other commercial business loans in excess of $250,000 at June 30, 1999, all of which were performing in accordance with their repayment terms at such date.

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

Originations of Loans and Mortgage-Backed Securities

         The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During the years ended June 30, 1999 and 1998, the Bank's dollar volume of adjustable-rate real estate loan originations and the dollar volume of the same type of fixed-rate loan originations were approximately the same and for the year ended June 30, 1997 adjustable-rate real estate loans exceeded the dollar volume of fixed rate loan originations.

         The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal 1999, 1998 and 1997 the Bank purchased $4.8, $20.2 million and $12.0 million, respectively, of mortgage-backed and related securities. The Bank funded its purchases of mortgage-backed and related securities, specifically collateralized mortgage obligations, during fiscal 1999, primarily with sales and repayments of mortgage loans and mortgage-backed and related securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report. The Bank decreased its holdings of collaterized mortgage obligations ("CMOs") during the fiscal year by primarily selling CMOs that would increase the Bank's interest rate risk. This decrease of the CMO portfolio resulted in placing interest rate risk within the Board's policy guidelines by June 30, 1999. Pursuant to an agreement with the OTS, the Bank intends to maintain a moderate interest rate risk position for its total portfolio. See "Regulation -- Supervisory Agreement."

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                       Year Ended June 30,
                                             --------------------------------------
                                                1999          1998           1997
                                             --------       --------       --------
                                                     (Dollars in Thousands)
Originations by type:
 Adjustable rate:
  Real estate
   - one- to four-family ..............      $  6,637       $ 11,089       $  5,153
   - multi-family .....................           140             49           --
   - commercial real estate ...........         1,415            719            664
   - residential construction .........          --            1,686          1,154
  Non-real estate
   - consumer .........................            35             21            102
   - commercial business ..............           125           --             --
                                             --------       --------       --------
         Total adjustable-rate ........         8,352         13,564          7,073
                                             --------       --------       --------

 Fixed rate:
  Real estate
   - one- to four-family ..............         7,148          7,362          1,650
   - multi-family .....................           596           --               23
   - commercial real estate ...........           265          5,081            362
   - residential construction .........           220            951            212
  Non-real estate
   - consumer .........................         6,099         10,698          5,676
   - commercial business ..............         2,714          1,942          1,356
                                             --------       --------       --------
         Total fixed-rate .............        17,042         26,034          9,279
                                             --------       --------       --------
         Total loans originated .......        25,394         39,598         16,352

Total loan purchases ..................            60           --             --
Total loan sales ......................        (8,613)        (6,077)          (602)
Total loan repayments .................       (21,118)       (29,526)       (13,473)
Increase (decrease) in other items, net         4,347           (192)           812
                                             --------       --------       --------
         Net increase .................      $     70       $  3,803       $  3,089
                                             ========       ========       ========

         The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.

                                                        Year Ended June 30,
                                               --------------------------------------
                                                  1999          1998           1997
                                               --------       --------       --------
                                                       (Dollars in Thousands)
Purchases:
  Mortgage-backed and related securities       $  1,213       $   --         $   --
  CMOs ..................................         3,565         20,236         12,259
                                               --------       --------       --------
         Total ..........................         4,778         20,236       $ 12,259
                                               --------       --------       --------

Sales:
  Mortgage-backed and related securities           --           (2,209)        (3,148)
  CMOs ..................................        (4,894)       (15,617)          (979)
                                               --------       --------       --------
         Total ..........................        (4,894)       (17,826)        (4,127)
                                               --------       --------       --------

Repayments:
  Mortgage-backed and related securities           (110)          (126)          (744)
  CMOs ..................................        (5,262)        (3,806)          (837)
  Net Amortization MBS and CMOs .........            18            421            (12)
  Decrease in other items, net ..........          (795)        (1,676)           (55)
                                               --------       --------       --------
         Net increase (decrease) ........      $ (6,265)      $ (2,777)      $  6,592
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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 1999. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                                           Loans Delinquent For:
                                ----------------------------------------------------------------------------------------------------
                                            30-59 Days                          60-89 Days                      90 Days and Over
                                ----------------------------------------------------------------------------------------------------
                                                  Percent of                         Percent of                         Percent of
                                                     Loan                               Loan                  Amount       Loan
                                  Number  Amount   Category      Number   Amount      Category      Number    Amount     Category
                                  ------  ------   --------      ------   ------      --------      ------   ----------  --------
                                                                         (Dollars in Thousands)
Real Estate:
One- to four-family............     14    $  680     1.9%          6        $127          .4%         22      $   755       2.1%

Multi-family...................     --        --      --          --          --          --          --           --        --

Commercial real estate.........      3       149     2.8           1          20          .4           1          116       2.1

Consumer.......................     24       237     3.3          10          46          .6          29          186       2.5

Commercial business............      2         7      .1           1          72         1.0           4          103       1.5
                                   ---    ------                 ---        ----                     ---       ------

     Total.....................     43    $1,073     1.9%         18        $265          .5%         56       $1,160       2.1%
                                   ===    ======                 ===        ====                     ===       ======
                                      Loans Delinquent For:
                                ---------------------------------
                                             Total
                                ---------------------------------
                                                      Percent of
                                                         Loan
                                 Number     Amount     Category
                                ----------  ------    ----------
                                    (Dollars in Thousands)
Real Estate:
One- to four-family............     42      $1,562       4.4%

Multi-family...................     --          --        --

Commercial real estate.........      5         285       5.3

Consumer.......................     63         469       6.4

Commercial business............      7         182       2.6
                                   ---      ------

     Total.....................    117      $2,498       4.4%
                                   ===      ======


         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. As a matter of policy, the Bank does not generally accrue interest on loans past due 90 days or more. For all periods presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed to be in-substance foreclosed at June 30, 1999.

                                                          At June 30,
                                               --------------------------------
                                                1999         1998         1997
                                               ------       ------       ------
                                                   (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ...................      $  755       $  691       $  318
  Commercial real estate ................         116         --              9
  Consumer ..............................         186          180          130
  Commercial business ...................         103           51           12
                                               ------       ------       ------
     Total ..............................       1,160          922          469
                                               ------       ------       ------
Accruing loans 90 days or more:
  One- to four-family ...................        --           --             92
  Commercial ............................        --           --            128
                                               ------       ------       ------
      Total .............................        --           --            220
                                               ------       ------       ------
Foreclosed assets:
  One- to four-family ...................        --           --            137
  Commercial real estate ................        --           --            206
  Consumer ..............................        --           --             13
                                               ------       ------       ------
     Total ..............................        --           --            356
                                               ------       ------       ------

Total non-performing assets .............      $1,160       $  922       $1,045
                                               ======       ======       ======
Total as a percentage of total  assets ..        1.36%        1.02%        1.22%
                                               ======       ======       ======

         For the fiscal year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $134,000, of which $72,000 was included in interest income at such date.

         At June 30, 1999, there were no non-performing loans to a single borrower or group of related borrowers in excess of $116,000. At June 30, 1999, there were approximately $658,000 of non-accruing loans contained in the foregoing table which are not described in "Other Loans of Concern" or "Classified Assets" below. These loans are not required to be classified by the OTS and are adequately capitalized such that management does not anticipate any losses relating to these loans.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1999, there was also an aggregate of $481,000 in net book value of loans ($80,000 secured by single family residences, $401,000 secured by other commercial business and none in secured consumer loans) with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1999, the Bank had classified a total of $950,000 of its assets as substandard, none as doubtful and $18,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

         At June 30, 1999, total classified assets comprised $968,000, or 12.0% of the Bank's capital, or 1.14% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 1999, the Bank had an allowance for loan losses of $343,000, or approximately .61% of total loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for losses on loans.

                                                                 Year Ended June 30,
                                                           -------------------------------
                                                            1999         1998         1997
                                                           -----        -----        -----
                                                               (Dollars in Thousands)
Balance at beginning of period ......................      $ 348        $ 348        $ 318

Charge-offs:
  One- to four-family ...............................        (84)         (16)         (15)
  Commercial real estate ............................         --           --           --
  Commercial business ...............................        (24)         (51)        (150)
  Consumer ..........................................        (60)         (30)         (62)
                                                           -----        -----        -----
    Total charge-offs ...............................       (168)         (97)        (227)
                                                           -----        -----        -----

Recoveries:
  Commercial business ...............................         19           --           --
  Consumer ..........................................          5            3            5
                                                           -----        -----        -----
    Total recoveries ................................         24            3            5
                                                           -----        -----        -----

Net charge-offs .....................................       (144)         (94)        (222)
Additions charged to operations .....................        139           94          252
                                                           -----        -----        -----
Balance at end of period ............................      $ 343        $ 348        $ 348
                                                           =====        =====        =====

Ratio of net charge-offs during the period to average
 loans outstanding during the period ................        .26%         .17%         .43%
                                                           =====        =====        =====

         During the fiscal years ended June 30, 1999, 1998 and 1997, management recorded provisions for loan losses of $139,000, $94,000 and $252,000, respectively. These provisions were primarily the result of charge-offs on loans and foreclosed assets incurred during the periods, as well as a result of management's assessment of additional credit risk associated with the increased level of the Bank's consumer and commercial business portfolios during such periods.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                            At June 30,
                                ------------------------------------------------------------------
                                         1999                   1998                   1997
                                ------------------------------------------------------------------
                                            Percent                 Percent               Percent
                                           of Loans                of Loans              of Loans
                                            in Each                 in Each               in Each
                                           Category                Category              Category
                                           to Total                to Total              to Total
                                 Amount      Loans      Amount       Loans     Amount      Loans
                                ------------------------------------------------------------------
                                                       (Dollars in Thousands)
One- to four-family............. $ 69        62.6%       $111        60.1%      $116       64.9%
Multi-family....................    3         2.4           3         2.0          2        1.2
Commercial real estate..........   27         9.6          13         7.8         12        7.4
Residential construction........    1          .3           3         3.5          2        1.6
Consumer........................   91        12.9         111        16.6        103       15.3
Commercial business.............  138        12.2          81        10.0         95        9.6
Unallocated.....................   14         ---          26         ---         18        ---
                                 ----       -----         ----      -----       ----      -----
     Total...................... $343       100.0%        $348      100.0%      $348      100.0%
                                 ====       =====         ====      =====       ====      =====

Investment Activities

         Horizon  Federal  must  maintain  minimum  levels of  investments  that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.5%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and "Regulation -- Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

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

         The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 1999, the Bank's mortgage-backed and related securities totaled $13.4 million, or 15.7% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Bank has begun to purchase other types of mortgage-backed and related securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate, mortgage-backed and related securities for asset/liability management purposes and in order to supplement the Bank's origination of ARM loans. At June 30, 1999 primarily all of the Bank's mortgage-backed and related securities carried adjustable rates of interest.

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

         At June 30, 1999 the Bank held $10.6 million of collateralized mortgage obligations ("CMOs") having estimated lives which ranged from less than one year up to 8 years. CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. Management has opted to invest in CMO's, including interest only and principal only CMOs, as opposed to straight mortgage-backed securities, in an effort to improve or maintain spreads. The Bank has leveraged its capital by using FHLB advances to purchase many of these securities. Management believes that the increased net income which can result from this type of investing can, at times, provide high enough returns to justify the increased vulnerability of sudden and unexpected interest rate changes. See "Management's Discussion and Analysis and Results of Operations" in the Annual Report.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Securities which are categorized as available for sale are carried at fair value. At June 30, 1999, all of the Bank's investment, mortgage-backed and related securities were classified as available for sale.

         The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.

                                                                                     At June 30,
                                                       ---------------------------------------------------------------------
                                                                1999                     1998                     1997
                                                       ---------------------------------------------------------------------
                                                         Carrying     % of      Carrying        % of       Carrying    % of
                                                          Value      Total        Value         Total       Value      Total
                                                       ---------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Investment Securities:
  U.S. government securities..........................      $   ---        ---%     $   ---       ---%     $   103      1.6%
  Federal agency obligations..........................          844        8.5          869       9.6          849     13.3
  Small business administration loans.................          739        7.4          973      10.7          971     15.3
  Equity securities(1)................................        2,127       21.5        2,428      26.8          589      9.3
                                                            -------      -----      -------     -----      -------    -----
     Subtotal.........................................        3,710       37.4        4,270      47.1        2,512     39.5
FHLB stock............................................        1,203       12.2        1,203      13.3          956     15.0
                                                            -------      -----      -------     -----      -------    -----
     Total investment securities and FHLB stock.......        4,913       49.6        5,473      60.4        3,468     54.5

Other Interest-Earning Assets:
  Interest-bearing deposits with banks................        5,000       50.4        3,581      39.6        2,890     45.5
                                                            -------      -----      -------     -----      -------    -----
     Total............................................      $ 9,913      100.0%     $ 9,054     100.0%     $ 6,358    100.0%
                                                            =======      =====      =======     =====      =======    =====

Average remaining life or term to repricing of
 investment securities and other interest-earning
 assets excluding FNMA stock and FHLB stock...........        2.46 years                3.83 years              5.5 years

Mortgage-Backed and Related Securities:
  CMOs................................................      $10,701       80.0%     $11,723      59.7%     $18,138     80.9%
  FHLMC...............................................          606        4.5          667       3.4          704      3.1
  FNMA................................................          ---        ---          ---     ---          1,399      6.2
  GNMA................................................        1,126        8.4          ---     ---            924      4.1
  Other(2)............................................          954        7.1        7,262      36.9        1,265      5.7
                                                            -------      -----      -------     -----      -------    -----
    Total mortgage-backed and related securities......      $13,387      100.0%     $19,652     100.0%     $22,430    100.0%
                                                            =======      =====      =======     =====      =======    =====

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

                                                                  At June 30, 1999
                                 -------------------------------------------------------------------------------
                                   Less Than     1 to 5       5 to 10       Over 10       Total Debt Investment
                                    1 Year        Years        Years         Years              Securities
                                 -------------------------------------------------------------------------------
                                   Carrying     Carrying      Carrying      Carrying       Book         Market
                                     Value        Value        Value         Value         Value         Value
                                 -------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
U.S. government securities.......   $ ---        $ ---         $ ---        $  ---       $  ---         $  ---
Federal agency obligations.......     ---          444           400           ---          844            844
Small business administration
   loans.........................     ---          ---           ---           739          739            739
                                    -----        -----         -----        ------       ------         ------

       Total.....................   $ ---         $444          $400          $739       $1,583         $1,583
                                    =====         ====          ====          ====       ======         ======

Weighted average yield...........    ---%        3.52%         2.71%         7.88%        5.35%          5.35%

         The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 1999; however, the expected average life to maturity of this portfolio is generally two to 10 years.

                                                                                                        At
                                                               Due in                                June 30,
                                    ---------------------------------------------------------------------------
                                                        One to            5 to         10 and          1999
                                       Less than      Less than 5     Less than 10      Over         Balance
                                       One Year          Years           Years         Years       Outstanding
                                    ---------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
FHLMC...............................    $ ---            $ ---          $  ---        $  606        $   606
FNMA................................      ---              ---             ---           ---            ---
GNMA................................      ---              ---             ---         1,126          1,126
CMOs................................      ---               38           3,107         7,556         10,701
Other...............................      ---              ---             950             4            954
                                        -----            -----          ------        ------        -------

 Total..............................    $ ---            $  38          $4,057        $9,292        $13,387
                                        =====            =====          ======        ======        =======

         At June 30, 1999, the Bank's portfolio of investment and mortgage-backed securities contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding those issued by the U.S. government or its agencies.

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

         Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities including CMO purchases. At June 30, 1999, the Bank had total FHLB advances of $16.6 million.

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

                                                                           At June 30,
                                             --------------------------------------------------------------------
                                                      1999                   1998                     1997
                                             --------------------------------------------------------------------
                                                Amount     Percent    Amount      Percent    Amount       Percent
                                             --------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand...........................   $ 1,061        1.8%    $   873       1.4%     $ 1,964        3.4%
Checking Accounts (0.0% to 4.8%)............     6,305       10.6       5,580       9.3        4,788        8.3
Savings Accounts (2.3% to 4.9%).............    23,443       39.3      18,276      30.4       16,829       29.2
Money Market Accounts (2.0% to 2.5%)........       463         .8         599       1.0          836        1.5
                                               -------      ------    -------     ------     -------      -----

Total Non-Certificates......................    31,272       52.5      25,328      42.1%      24,417       42.4
                                               -------      -----     -------     -----      -------      -----
Certificates:

 0.00 -  3.99%..............................        11         .1         ---       ---           52         .1
 4.00 -  4.99%..............................    10,251       17.1       3,016       5.0        5,354        9.3
 5.00 -  5.99%..............................    13,505       22.7      24,248      40.3       18,288       31.7
 6.00 -  6.99%..............................     4,360        7.2       6,891      11.5        7,359       12.7
 7.00 -  7.99%..............................       163         .2         553        .9        2,004        3.4
 8.00 -  8.99%..............................         6         .1          94        .1          160         .3
 9.00% and above............................         8         .1          15        .1            7         .1
                                              --------      -----     -------     ------     --------     -----

Total Certificates..........................    28,304       47.5      34,817      57.9       33,224       57.6
                                               -------      -----     -------     -----      -------      -----
Total Deposits..............................   $59,576      100.0%    $60,145     100.0%     $57,641      100.0%
                                               =======      =====     =======     =====      =======      =====

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1999.

                                       0.00-       4.00-      5.00-       6.00-      7.00%                  Percent
                                       3.99%       4.99%      5.99%       6.99%     or more      Total     of Total
                                       -----       -----      -----       -----     -------      -----     --------
                                                                 (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
-----------------------------
September 30, 1999..................     ---      2,080      3,239         796         ---      6,115       21.60%
December 31, 1999...................     ---      2,201      1,602         747         ---      4,550       16.08
March 31, 2000......................     ---      1,406        727         985         134      3,252       11.49
June 30, 2000.......................     ---      1,378      2,024       1,001          30      4,433       15.66
September 30, 2000..................      11      1,148      1,314         417           5      2,884       10.19
December 31, 2000...................     ---        461        626         240         ---      1,338        4.73
March 31, 2001......................     ---        207      1,314         101         ---      1,622        5.73
June 30, 2001......................      ---        186        762         ---           8        956        3.38
Thereafter..........................     ---      1,184      1,897          73         ---      3,154       11.14
                                        ----    -------    -------      ------        ----    -------      ------

Total...............................     $11    $10,251    $13,505      $4,360        $177    $28,304      100.0%
                                         ===    =======    =======      ======        ====    =======      =====

   Percent of total.................    .04%     36.22%     47.71%      15.40%        .63%     100.0%
                                        ===      =====      =====       =====         ===      =====

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.

                                                                            Maturity
                                             -------------------------------------------------------------------
                                                                Over         Over
                                                3 Months       3 to 6       6 to 12         Over
                                                or Less        Months       Months        12 months       Total
                                             -------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Certificates of deposit of less
 than $100,000..............................    $5,581        $3,651       $7,464         $ 9,420       $26,116

Certificates of deposit of
 $100,000 or more...........................       234           749          221             534         1,738

Public funds(1).............................       300           150          ---             ---           450
                                                ------        ------       ------         -------       -------

Total certificates of
 deposit....................................    $6,115        $4,550       $7,685         $ 9,954       $28,304
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

         Horizon Federal may obtain advances from the FHLB of Des Moines upon the security of its capital stock in the FHLB of Des Moines and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1999, the Bank had $16.6 million in FHLB advances.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report for a discussion on the increase in the Bank's borrowings.

                                                                      Year Ended June 30,
                                                        ---------------------------------------------
                                                             1999            1998            1997
                                                        ---------------------------------------------
                                                                     (Dollars in Thousands)
Maximum Balance:
  FHLB advances........................................    $20,636          $25,060          $19,107

Average Balance:
  FHLB advances........................................    $19,038          $22,276          $13,254

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                                      At June 30,
                                                      ----------------------------------------
                                                          1999          1998           1997
                                                      ----------------------------------------
                                                                (Dollars in Thousands)
FHLB advances........................................   $16,606       $20,038         $19,102
                                                        =======       =======         =======

Weighted average interest
 rate of FHLB advances...............................     5.07%         5.24%           5.71%

Subsidiary Activities

         As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.7 million at June 30, 1999, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $49,000. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

         Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of products to customers of Horizon Federal. For the fiscal year ended June 30, 1999, HISI had a net gain of $8,300.

Regulation

         General. Horizon Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all of its operations. Horizon Federal is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of April 19, 1999 and December 31, 1989, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1999 was $32,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Bank's lending limit under this restriction was approximately $915,000.

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

         Insurance of Accounts and Regulation by the FDIC. Horizon Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF of the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

         The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC.

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

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF- assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1999, the Bank did not have any intangible assets or purchased mortgage servicing rights.

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

         At June 30, 1999, the Bank had tangible capital of $5.8 million, or 6.9% of adjusted total assets, which is approximately $4.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1999, the Bank had no intangibles which were subject to these tests.

         At June 30, 1999, the Bank had core capital equal to $5.8 million, or 6.9% of adjusted total assets, which is $3.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, the Bank had no capital instruments that qualify as supplementary capital, and $325,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Horizon Federal had a $9,000 exclusion from capital and assets at June 30, 1999.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

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

         On June 30, 1999, the Bank had total capital of $6.1 million (including $5.8 million in core capital and $325,000 in qualifying supplementary capital) and risk-weighted assets of $48.4 million (including $794,000 in converted off-balance sheet assets); or total capital of 12.6% of risk-weighted assets. This amount was $2.2 million above the 8% requirement in effect on that date.

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

         Supervisory Agreement. The Bank was required to enter into a Supervisory Agreement with the OTS on August 27, 1999. The Supervisory Agreement generally required the Bank to (i) comply with specified federal laws and regulations regarding management and financial policies, the establishment and maintenance of records and interest-risk management policies and procedures and to (ii) take certain corrective actions regarding the disposal of certain of the Bank's securities classified as high-risk, the maintenance of at least a moderate level of interest rate risk, the prior receipt of a "no objection" from the OTS before the Bank buys, exchanges or otherwise changes positions with any security it owns, and the development of loan underwriting policies and procedures. In addition, the Bank is required to obtain prior written approval of the OTS before it may pay any dividends to the holding company.

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

         Generally, savings associations, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulation -- Supervisory Agreement."

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of their average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1999, the Bank was in compliance with this requirement, with an overall liquid asset ratio of 11.5%.

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

Such  assets  primarily  consist  of  residential   housing  related  loans  and
investments. At June 30, 1999, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities impermissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in March 1998 and received a rating of "satisfactory."

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1999, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the years ended June 30, 1999 and 1998, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $77,000, and $78,000, respectively. The $18,700 dividend received for the quarter ended June 30, 1999 reflects an annualized rate of 6.25%, .38% below the rate for calendar 1998. Over the past five fiscal years such dividends have averaged 7.05%.

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

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method which was used in prior years) used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1999, the Bank's post-1987 excess reserves amounted to approximately $167,000. The recapture will be approximately $56,000 per year and will occur over a six-year period which began in fiscal 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As a result, the Company computes its bad debt deduction on the experience method.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, the Bank's Excess for tax purposes totaled approximately $1.3 million.

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

Competition

         Horizon Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial and savings banks, and to a lesser extent, credit unions located in the Bank's market area. Commercial banks, savings banks, credit unions and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates it charges, loan fees it charges, and the types of loans it originates. See "-- Lending Activities."

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

         The Bank serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. There are nine commercial banks, one savings bank, other than Horizon Federal, and three credit unions which compete for deposits and loans in Horizon Federal's primary market area. The Bank estimates its share of the savings market in its primary market area to be approximately 10%.

Employees

         At June 30, 1999, the Bank had a total of 26 full-time and five part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Sharon K. McCrea - Ms. McCrea, age 57, joined Horizon Federal in 1959, as a teller, was appointed Assistant Treasurer in 1974 and promoted to Treasurer and Comptroller of the Bank in 1979. Ms. McCrea is in charge of the accounting department of the Bank.

         Kent R. Frankenfeld - Mr. Frankenfeld, age 43, joined the Bank in October 1994, as Vice President in charge of Marketing and Product Development. Mr. Frankenfeld was the Vice President of a savings bank located in Des Moines, Iowa prior to joining the Bank.

Item 2.  Description of Property

         The Bank conducts its business through its three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 1999. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1999 was approximately $1.1 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

                                                                          Total
                                                                       Approximate
                                                        Date              Square              Net Book Value at
                     Location                         Acquired           Footage                June 30, 1999
---------------------------------------------------------------------------------------------------------------
Main Office:
 301 First Avenue East                                  1964              4,230                    $307,000
 Oskaloosa, Iowa

Branch Offices:
 509 A Avenue, West                                     1992              3,277                     575,000
 Oskaloosa, Iowa

 1022 West Pleasant Street                              1979              1,598                     207,000
 Knoxville, Iowa

         Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company in Oskaloosa, Iowa, but some expansion of our Knoxville facility is being considered.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1999 was approximately $140,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 1999.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 44 of the attached 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 16 of the attached 1999 Annual Report to Stockholders are incorporated herein by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's 1999 Annual Report to Stockholders for the year ended June 30, 1999, is incorporated herein by reference.

Annual Report Section                                     Pages in Annual Report
---------------------                                     ----------------------

Independent Auditors' Report                                         17

Consolidated Balance Sheets as of June 30, 1999 and 1998             18

Consolidated Statements of Operations for the Years Ended            19
 June 30, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity and       20
 Comprehensive Income for Years Ended June 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for Years Ended                21
 June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                           22

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1999, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security  Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits -- See Index to Exhibits.

                  (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three-month period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HORIZON FINANCIAL SERVICES
                                           CORPORATION



Date: September 28, 1999                   By: /s/ Robert W. DeCook
      ------------------                       ---------------------
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



/s/ Robert W. DeCook                         /s/ Thomas L. Gillespie
---------------------------                  ---------------------------
Robert W. DeCook, Director, President       Thomas L. Gillespie, Director and
 and Chief Executive Officer                Vice President
 (Principal Executive Officer)

Date: September 28, 1999                     Date: September 28, 1999
      ------------------                           ------------------


/s/ Gary L. Rozenboom                        /s/ Dwight L. Groves
---------------------------                  ---------------------------
Gary L. Rozenboom, Director                  Dwight L. Groves, Director

Date: September 28, 1999                     Date: September 28, 1999
      ------------------                           ------------------


/s/ Norman P. Zimmerman                      /s/ Sharon K. McCrea
---------------------------                  ---------------------------
Norman P. Zimmerman, Director                Sharon K. McCrea, Treasurer and
                                               Comptroller, (Principal Financial
                                               and Accounting Officer)

Date: September 28, 1999                     Date: September 28, 1999
      ------------------                           ------------------

                                Index to Exhibits

 Exhibit
 Number                                Document
 ------                                --------

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

10.2 Employment Agreements between the Bank and Messrs. DeCook and Gillespie, filed as Exhibits 10.1 and 10.2, respectively, to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), are incorporated herein by reference.

10.3 1994 Stock Option and Incentive Plan, filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

10.4 Recognition and Retention Plan, filed as Exhibits 10.4 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

13                Annual Report to Stockholders

21                Subsidiaries of the Registrant

27                Financial Data Schedule (electronic filing only)