Form 10QSB
period 1999-09-30
HORIZON FINANCIAL SERVICES CORP
filed 1999-11-15
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock                                873,062
             ------------                          -----------------------
                 Class                             Shares Outstanding
                                                   as of November 15, 1999

Transitional Small Business Disclosure Format (check one):
                           Yes    [  ]:  No     [ X ]

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                      INDEX


Part I.  Financial Information                                              Page

          Item 1.  Financial Statements (Unaudited)

          Consolidated  Balance  Sheets at September  30, 1999 and June 30,
          1999.                                                               1

          Consolidated  Statements of Operations for the three months ended
          September 30, 1999 and 1998.                                        2

          Consolidated  Statements  of  Comprehensive  Income for the three
          months ended September 30, 1999 and 1998.                           3

          Consolidated  Statements of Cash Flows for the three months ended
          September 30, 1999 and 1998.                                        4

          Notes to Consolidated Financial Statements                          5

          Item  2.  Management's   Discussion  and  Analysis  of  Financial
                   Condition and Results of Operations                        7


Part II.  Other Information                                                  13

          Signatures                                                         14

          Index of Exhibits                                                  15

          Financial Data Schedule                                            16

                                   PART I

ITEM 1.  FINANCIAL STATEMENTS

                   HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                 Consolidated Balance Sheets

                                                            September 30,        June 30,
Assets                                                           1999              1999
------                                                      ------------       ------------
                                                                     (Unaudited)
Cash and cash equivalents ..............................     $  9,415,129      $  7,917,020
Securities available-for-sale ..........................       14,017,593        17,096,985
Loans receivable, net ..................................       56,787,882        56,066,399
Real estate ............................................          270,057           270,779
Stock in Federal Home Loan Bank, at cost ...............        1,202,500         1,202,500
Office property and equipment, net .....................        1,058,841         1,089,053
Accrued interest receivable ............................          512,333           522,121
Deferred tax asset .....................................          207,933           254,000
Income tax receivable ..................................          522,699           522,699
Prepaid expenses and other assets ......................           81,443            81,646
                                                             ------------      ------------

     Total assets ......................................     $ 84,076,410      $ 85,023,202
                                                             ------------      ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits ...............................................     $ 58,856,858      $ 59,576,232
Advances from Federal Home Loan Bank ...................       16,583,679        16,606,176
Advance payments by borrowers for taxes and insurance ..           80,014           399,830
Accrued income taxes: ..................................            3,500             - - -
Accrued expenses and other liabilities .................          423,553           380,617
                                                             ------------      ------------

     Total liabilities .................................       75,947,604        76,962,855
                                                             ------------      ------------
Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued ...............................             --                --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares           10,462            10,462
Additional paid-in capital .............................        5,005,961         4,996,761
Retained earnings, substantially restricted ............        4,771,340         4,804,455
Treasury stock, at cost ................................       (1,229,571)       (1,229,571)
Unearned employee stock ownership plan shares ..........          (50,605)          (65,503)
Unrealized losses on securities available for sale .....         (378,781)         (456,257)
                                                             ------------      ------------

     Total stockholders' equity ........................        8,128,806         8,060,347
                                                             ------------      ------------

Total liabilities and stockholders' equity .............     $ 84,076,410      $ 85,023,202
                                                             ============      ============

See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                     Three Months
                                                                  Ended September 30
                                                                1999             1998
                                                            -----------      -----------
Interest income:                                                    (Unaudited)
  Loans ...............................................     $ 1,179,980      $ 1,191,002
  Investment securities available-for-sale ............         272,065          381,671
  Other investment income .............................          96,606           78,489
                                                            -----------      -----------

Total interest income .................................       1,548,651        1,651.162
                                                            -----------      -----------

Interest expense:
  Deposits ............................................         647,095          690,853
  Advance from Federal Home Loan Bank .................         215,023          269,884
                                                            -----------      -----------

Total interest expense ................................         862,118          960,737
                                                            -----------      -----------

Net interest income ...................................         686,533          690,425

Provision for losses on loans .........................          24,000           24,000
                                                            -----------      -----------


Net interest income after provision for losses on loans         662,533          666,425
                                                            -----------      -----------
Noninterest income:
  Fees, commissions and service charges ...............         118,624          119,789
  Loss on securities, net .............................        (233,306)      (1,307,650)
  Other ...............................................             ---            8,364
                                                            -----------      -----------

Total noninterest income ..............................        (114,682)      (1,179,497)
                                                            -----------      -----------

Noninterest expense:
  Compensation, payroll taxes and employee benefits ...         289,648          304,861
  Advertising .........................................          27,778           14,583
  Office property and equipment .......................          79,406           76,225
  Federal insurance premiums and special assessments ..          12,629            9,099
  Data processing services ............................          38,876           28,982
  Other real estate expense, net ......................           2,559             (537)
  Other ...............................................          87,710           68,276
                                                            -----------      -----------

Total noninterest expense .............................         538,606          501,489
                                                            -----------      -----------

Earnings (loss) before taxes on income ................           9,245       (1,014,561)

Taxes on income (benefit) .............................           3,500         (373,075)
                                                            -----------      -----------

Net earnings (loss) ...................................     $     5,745      $  (641,486)
                                                            ===========      ===========
  Earnings (loss) per common share -
     Basic ............................................     $      0.01      ($     0.75)
     Diluted ..........................................     $      0.01      ($     0.75)



                 See Notes to Consolidated Financial Statements

                    HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                        Consolidated Statements of Comprehensive Income

                                                                             Three Months
                                                                          Ended September 30
                                                                         1999           1998
                                                                      ---------      ---------
                                                                             (Unaudited)
Net income (loss) ...............................................     $   5,745      $(641,486)

Other Comprehensive Income:
      Unrealized gains (losses) on securities available for sale:
          Unrealized holding gains (losses) arising
            during the period, net of tax .......................      (116,643)        35,216
      Less: reclassification adjustment for net losses
            included in net income, net of tax ..................       194,119        631,767
                                                                      ---------      ---------

Other comprehensive income, net of tax ..........................        77,476        666,983
                                                                      ---------      ---------


Comprehensive income ............................................     $  83,221      $  25,497
                                                                      ---------      ---------

See Notes to Consolidated Financial Statements

                         HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                                                                  Three months ended
                                                                                    September 30,
                                                                               1999              1998
                                                                            -----------      -----------
Cash flows from operating activities:                                               (Unaudited)
Net earnings ..........................................................     $     5,745         (641,486)
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation ........................................................          30,923           26,503
  Amortization of fees, premiums and accretion of discounts, net ......         (35,003)           1,118
  Provision for losses on loans and real estate .......................          24,000           24,000
  Loans originated for sale ...........................................        (735,220)      (2,033,325)
  Proceeds on sales of loans ..........................................         723,520        2,258,625
  Loss on sale of securities ..........................................         233,306           36,650
  Gain on sale of fixed assets ........................................             ---           (8,364)
  Decrease (increase) in accrued interest receivable ..................           9,788          (11,268)
  Amortization of stock compensation plans ............................          14,898           25,156
  Other, net ..........................................................          56,561         (493,094)
                                                                            -----------      -----------

Net cash provided by (used in) operating activities ...................         328,518         (815,485)
                                                                            -----------      -----------

Cash flows from investing activities:
  Principal collected on securities available for sale ................         425,656        2,478,849
  Proceeds from sale of securities available for sale .................       3,920,325          454,463
  Purchase of securities available for sale ...........................      (1,341,349)        (379,387)
  Loans to customers, net .............................................        (733,783)         611,200
  Proceeds from sale of fixed asset ...................................           - - -            9,844
  Purchase of office property and equipment, net ......................            (711)         (81,586)
                                                                            -----------      -----------

Net cash provided by investing activities .............................       2,270,138        3,093,383
                                                                            -----------      -----------

Cash flows from financing activities:
  Decrease in customer deposit accounts, net ..........................        (719,374)      (3,034,610)
  Decrease advance payments by borrowers for taxes and insurance ......        (319,816)        (318,858)
  Proceeds from advances from FHLB ....................................           - - -        3,450,000
  Principal payments on advances from FHLB ............................         (22,497)      (3,016,431)
  Payment of dividends ................................................         (38,860)         (38,545)
                                                                            -----------      -----------

Net cash  used in financing activities ................................      (1,100,547)      (2,958,444)
                                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents ..................       1,498,109         (680,546)
Cash and cash equivalents at beginning of year ........................       7,917,020        6,366,619
                                                                            -----------      -----------
Cash and cash equivalents at end of year ..............................     $ 9,415,129      $ 5,686,073
                                                                            ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................     $   770,305      $   862,747
  Cash paid for taxes .................................................             ---          204,347
                                                                            ===========      ===========


To mark assets available for sale to fair value:
  Change in fair value ................................................     $  (123,543)     $(1,057,549)
  Less deferred taxes .................................................          46,067          390,566
                                                                            -----------      -----------
  Change in valuation allowance .......................................     $    77,476      $   666,983
                                                                            ===========      ===========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 1999 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 1999 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1999. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share". The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three month periods ended September 30, 1999 and 1998:

                                                               3 Months      3 Months
                                                                Ended          Ended
                                                               9/30/99        9/30/98
                                                              ---------      ---------
Net Earnings (loss) .....................................     $   5,745      ($641,486)
                                                              =========      =========

Basic earnings per share:
       Weighted average shares outstanding ..............       875,062        879,942

       Less unearned employee stock ownership plan shares       (11,470)       (23,339)
                                                              ---------      ---------

Weighted average number of common shares outstanding ....       863,592        856,603
                                                              =========      =========

Earnings (loss) per common share - basic ................     $    0.01      ($   0.75)
                                                              =========      =========

Diluted earnings per share:
       Weighted average shares outstanding ..............       875,062        879,942

       Less unearned employee stock ownership plan shares       (11,470)       (23,339)

       Assumed incremental option shares
          using the treasury stock method ...............        13,916            ---
                                                                             ---------

Common and common equivalent shares outstanding .........       877,508        856,603
                                                              =========      =========

Earnings (loss) per common share - diluted ..............     $    0.01      ($   0.75)
                                                              =========      =========

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------
GENERAL
-------

Horizon Financial Services Corporation ("the Company") is a savings bank holding company, the primary asset of which is Horizon Federal Savings Bank, ("the Bank"). The Company was incorporated in March 1994 and sold 506,017 shares of common stock on June 28, 1994 for the purpose of acquiring all of the capital stock of the Bank in connection with the Bank's conversion from mutual to stock form of ownership (the "Conversion").

The principal business of the Company (through its operating subsidiary, the Bank), has historically consisted of attracting deposits from the general public and making loans secured by residential and, to a lesser extent, other properties. The Company's results of operations are primarily dependent on the difference or spread ("interest rate spread") between the average yield on loans, mortgage-backed and related securities and investments and the average rate paid on deposits and other borrowings as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other non-diversified savings institution holding companies, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
-----------------------------------------------

The Company, and its subsidiaries may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company and the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and the Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

o the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct their operations;
o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;
o the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
o the willingness of users to substitute competitors' products and services for the Bank's products and services;
o the success of the Bank in gaining regulatory approval of its products and services, when required;
o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
o          technological changes;
o          acquisitions;
o          changes in consumer spending and saving habits;
o and the success of the Company and the Bank at managing the risks involved in the foregoing.

The foregoing list of important factors is not exclusive. Additional discussion of factors affecting the Company's business is contained in the Company's periodic filings with the Securities and Exchange Commission. The Company does not undertake and expressly disclaims any intent or obligation, to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.


FINANCIAL CONDITION

The Company's total assets at September 30, 1999 of $84.1 million decreased $950,000, or 1.11%, from $85.0 million at June 30, 1999. Securities available for sale decreased $3.1 million, or 18.0% as the Company completed the sale of its remaining high interest rate sensitive securities. Partially offsetting this decrease was an increase in cash and cash equivalents of $1.5 million and a $720,000 increase in loans receivable, net.

Total liabilities decreased $1.0 million, or 1.32%, to $76.0 million at September 30, 1999 from $77.0 million at June 30, 1999, primarily as a result of a $720,000 decrease in deposits and a $320,000 decrease in advance payments by borrowers for taxes and insurance. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month periods ended September 30, 1999 and September 30, 1998.

GENERAL
-------

Net earnings increased $647,000 to $6,000 at September 30, 1999 from a loss of $641,000 at September 30, 1998. This increase was primarily attributable to a significant decrease in losses on sales of securities from $1.3 million at September 30, 1998 to $233,000 at September 30, 1999.

INTEREST INCOME
---------------

Interest income decreased $102,000 to $1,549,000 for the three month period ended September 30, 1999 compared to $1,651,000 for the three month period ended September 30, 1998. The decrease was primarily the result of a 34 basis point decrease in the weighted average yield on average interest-earning assets to 7.74% at September 30, 1999 as compared to 8.08% for the same period in 1998. Contributing to the decrease was a reduction in the average outstanding balances of interest-earning assets from $81.8 million at September 30, 1998 to $80.0 million at September 30, 1999.

INTEREST EXPENSE
----------------

Interest expense decreased $100,000 to $1.5 million for the three month period ended September 30, 1999 compared to $1.6 million for the three month period ended September 30, 1998. The decrease in interest expense was primarily due to the weighted average yield on interest-bearing liabilities decreasing by 36 basis points to 4.55% at September 30, 1999 as compared to 4.91% for the same period in 1998. The average outstanding balance of average interest-bearing liabilities decreased $2.5 million from $78.3 million at September 30, 1998 to $75.8 million at September 30, 1999.

NET INTEREST INCOME
-------------------

Net interest income decreased $4,000 from $690,000 for the three month period ended September 30, 1998 to $686,000 for the three month period ended September 30, 1999. The Company's net interest margin increased 3 basis points to 3.20% for the three month period ended September 30, 1999 as compared to 3.17% for the same period in 1998.

PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $24,000 for the three month periods ended
September 30, 1999 and 1998. As of September 30, 1999, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1,093,000 or 1.30% of total assets, compared to $1,160,000 or 1.36% of total assets as of June 30, 1999. As of September 30, 1999, the Company's allowance for losses on loans was $364,000, representing 33.3% of non-performing assets and .64% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loss experiences and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Company has historically experienced low loan losses, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Company. Accordingly, the calculation of the adequacy of the allowance for losses on loans is not based directly on the level of non-performing assets. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NONINTEREST INCOME
------------------

Noninterest income increased $1.1 million to ($115,000) for the three months ended September 30, 1999 from ($1,179,000) for the same period ended September 30, 1998. The increase was attributable to a $1.3 million loss recognized on securities at September 30, 1998 as compared to a $233,000 loss on the sale of securities at September 30, 1999. The loss recognized on securities during the three month period ended in 1998 was the result of a $1.3 million write down on interest only mortgage-backed securities resulting from a decline in fair value that was judged to be other than temporary. The Company completed the sale of its remaining high interest rate sensitive, interest only mortgage-backed securities during the period ended September 30, 1999.


NONINTEREST EXPENSE
-------------------

Total noninterest expense increased $37,000 from $501,000 for the three months ended September 30, 1998 to $538,000 for the three month period ended September 30, 1999. The increase was primarily attributable to an increase of $19,0000 in other expense from $68,000 at September 30, 1998 to $87,000 at September 30, 1999 due to increased legal fees, office supplies and postage expense. Advertising expense increased $13,000 and data processing expense increased $10,000 for the period ending September 30, 1999 as compared to the same period ended September 30, 1998. Compensation and employee benefits expenses, the largest component of noninterest expense, decreased $15,000 for the three months ended September 30, 1999 as compared to the same period in 1998.


TAXES ON INCOME
---------------

The Company had a $376,000 increase in taxes on income for the three month period ended September 30, 1999 as a result of increased net earnings.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that requirement. The Bank's liquidity ratio was 14.12% on September 30, 1999 and 11.49% on June 30, 1999.

At September 30, 1999, the Company had advances of $16.6 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1999, the Company had outstanding commitments to extend credit which amounted to $3,217,000 (including $1,137,000 in available revolving commercial lines of credit). At September 30, 1999, certificates of deposit scheduled to mature in one year or less totaled $18.2 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 1999, the Bank had tangible and core capital of $5.8 million, or 7.1% of adjusted total assets, which was approximately $4.6 million and $2.5 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 1999, the Bank had risk-based capital of $6.2 million (including $5.8 million in core capital), or 13.0% of risk- weighted assets of $47.3 million. This amount was $2.4 million above the 8.0% requirement in effect on that date.

YEAR 2000
---------

A great deal of information has been disseminated about the widespread computer problems that may arise in the year 2000 ("Y2K"). Computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Company and the Bank. Data processing is also essential to most other financial institutions and many other companies. An internal committee of the Company, comprised of six officers and one outside director, has been formed to address the potential risk that the Y2K poses for the Company and the Bank. Like other financial institutions, the Company is heavily dependent on their computer systems. Many of the information technology and non-information technology systems of the Company are already Y2K ready, or have been scheduled for replacement in on-going system plans. Attaining Y2K readiness is an on-going process for the Company and the Bank. Management and the Board of Directors are committed to achieving the goal of Y2K readiness.

Accurate data processing is essential to the operations of the Company and the Bank, and a lack of accurate processing by its vendors (or by the Company or the Bank) could have a significant adverse impact on the Company's financial condition and results of operations. The Bank has been assured by its current data processing service bureaus that their computer services will function properly on and after January l, 2000. The Bank's data processing service bureau has advised management that it is currently Y2K compliant. The Company and the Bank believe that they are taking reasonable steps to address and remediate Y2K issues, especially with respect to mission critical systems. The Company has received Y2K updates from most of its material non-information system providers, including but not limited to security cameras, credit/debit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions the Company or Bank invests through or with, and based on these updates do not anticipate any significant year 2000 issues.

While the Company and the Bank have undertaken significant efforts to assess, remediate and test their technical systems to address Y2K processing issues, they are also developing contingency plans. These contingency plans are intended to provide alternative processes and actions in the event of systems malfunction or failures. The Bank is required to follow Federal Financial Institutions Examination Council guidance advising two levels of contingency planning-remediation and business-resumption. Remediation contingency plans address the actions to be taken if remediation efforts fall behind schedule or appear in jeopardy of not delivering a Y2K ready system when required. Business-resumption contingency plans address the actions that would be taken if key business processes could not be performed in the normal manner upon entering the Y2K due to system or third party failures. We have been communicating with the Bank's vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. Year 2000 readiness request letters have also been sent to certain borrowers of the Bank. These borrowers were selected based on the aggregate amounts owed to the Bank, the type of loans outstanding, and the perceived Y2K risk based on management's knowledge of the loan customers and their operations. To date, the Bank has not been advised by such parties that they do not have plans in place to address and correct the issues associated with theY2K problem. However, if the Bank is later informed that such parties do have plans to address and correct the problems associated with the Y2K, there can be no assurance as to the adequacy of such plans or to the timeliness of their implementation. The Company will continue to monitor the Y2K continuity progress of such customers and third parties and work appropriately to address any problems which may arise.

The Company is expensing all costs associated with year 2000 required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total out-of-pocket costs associated withY2K compliance is estimated to be $10,000. As of September 30, 1999, we have expended $1,000 on the Y2K issue. The Company does not expect significant increases in future data processing costs or other expenses related to its Y2K compliance.

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

               None

ITEM 5.        Other Information
               -----------------

               None

ITEM 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               (a)   Exhibits:
                     See Index to Exhibits

               (b) Reports on Form 8-K:
                     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HORIZON FINANCIAL SERVICES CORPORATION
                                      Registrant


Date: November 15,1999                /s/ Robert W. DeCook
                                      --------------------
                                      Robert W. DeCook
                                      President and Chief Executive Officer




Date: November 15, 1999               /s/ Sharon McCrea
      --------------------           ------------------
                                     Sharon McCrea
                                     Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                     Document
-------        -----------------------------------------------------------------
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