Form 10QSB
period 1999-12-31
HORIZON FINANCIAL SERVICES CORP
filed 2000-02-14
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common Stock                                863,962
               ------------------                      ---------------------
                     Class                             Shares Outstanding
                                                       as of February 11, 2000

Transitional Small Business Disclosure Format (check one):
Yes [  ]: No [ X ]

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----

          Item 1.  Financial Statements (Unaudited)

          Consolidated  Balance  Sheets at  December  3l, 1999 and June 30,
          1999.                                                               1

          Consolidated  Statements of Operations for the three months and
          six months ended December 31, 1999 and 1998                         2

          Consolidated  Statements  of  Comprehensive  Income for the three
          months and six months ended December 31, 1999 and 1998.             3

          Consolidated  Statements of Cash Flows for the six months ended
          December 31, 1999 and 1998.                                         4

          Notes to Consolidated Financial Statements                          5

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7



Part II.  Other Information                                                  13

          Signatures                                                         14

          Index of Exhibits                                                  15

          Financial Data Schedule                                            16

                                   PART I

ITEM 1.  FINANCIAL STATEMENTS

                              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                            Consolidated Balance Sheets

                                                              December 31,        June 30,
Assets                                                           1999               1999
------                                                        ------------     ------------
                                                              (Unaudited)
Cash and cash equivalents ..............................     $  3,886,785      $  7,917,020
Securities available-for-sale ..........................       16,276,496        17,096,985
Loans receivable, net ..................................       58,110,864        56,066,399
Real estate ............................................          269,097           270,779
Stock in Federal Home Loan Bank, at cost ...............        1,202,500         1,202,500
Office property and equipment, net .....................        1,038,156         1,089,053
Accrued interest receivable ............................          518,258           522,121
Deferred tax asset .....................................          240,829           254,000
Income tax receivable ..................................          379,843           522,699
Prepaid expenses and other assets ......................          115,568            81,646
                                                             ------------      ------------

     Total assets ......................................     $ 82,038,396      $ 85,023,202
                                                             ------------      ============

Liabilities and Stockholders' Equity
Deposits ...............................................     $ 60,906,393      $ 59,576,232
Advances from Federal Home Loan Bank ...................       12,560,854        16,606,176
Advance payments by borrowers for taxes and insurance ..          196,981           399,830
Accrued income taxes: ..................................           67,060             - - -
Accrued expenses and other liabilities .................          172,166           380,617
                                                             ------------      ------------

     Total liabilities .................................       73,903,454        76,962,855
                                                             ------------      ------------

Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued ...............................             --                --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares           10,462            10,462
Additional paid-in capital .............................        5,012,161         4,996,761
Retained earnings, substantially restricted ............        4,879,972         4,804,455
Treasury stock, at cost ................................       (1,293,635)       (1,229,571)
Unearned employee stock ownership plan shares ..........          (36,070)          (65,503)
Unrealized losses on securities available for sale .....         (437,948)         (456,257)
                                                             ------------      ------------

     Total stockholders' equity ........................        8,134,942         8,060,347
                                                             ------------      ------------

Total liabilities and stockholders' equity .............     $ 82,038,396      $ 85,023,202
                                                             ============      ============

See Notes to Consolidated Financial Statements

                                HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                         Consolidated Statements of Operations

                                                                Three Months                       Six months
                                                              Ended December 31,               Ended December 31,
                                                            1999            1998             1999             1998
                                                        -----------     -----------      -----------      -----------
                                                                 (Unaudited)                    (Unaudited)
Interest income:
Interest on loans .................................     $ 1,184,531     $ 1,147,157      $ 2,364,511      $ 2,338,159
Interest on securities available for sale .........         262,828         370,677          534,893          752,348
Other investment income ...........................          80,234          40,620          176,840          119,109
                                                        -----------     -----------      -----------      -----------
Total interest income .............................       1,527,593       1,558,454        3,076,244        3,209,616
                                                        -----------     -----------      -----------      -----------

Interest expense:
Interest on deposits ..............................         660,225         670,148        1,307,320        1,361,001
Interest on advances and other borrowing ..........         196,871         249,498          411,894          519,382
                                                        -----------     -----------      -----------      -----------

Total interest expense ............................         857,096         919,646        1,719,214        1,880,383
                                                        -----------     -----------      -----------      -----------

Net interest income ...............................         670,497         638,808        1,357,030        1,329,233

Provision for losses on loans .....................          24,000          24,000           48,000           48,000
                                                        -----------     -----------      -----------      -----------

Net interest income after provision for
Losses on loans ...................................         646,497         614,808        1,309,030        1,281,233
                                                        -----------     -----------      -----------      -----------

Non-interest income:
Fees, commissions and service charges .............         112,696         123,096          231,320          242,885
Profit (loss) on securities available for sale, net           8,205        (296,474)        (225,101)      (1,604,124)
Other .............................................           - - -             209            - - -            8,573
                                                        -----------     -----------      -----------      -----------

Total non-interest income (loss) ..................         120,901        (173,169)           6,219       (1,352,666)
                                                        -----------     -----------      -----------      -----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits ...............................         287,593         310,529          577,241          615,390
Advertising .......................................          27,426          11,370           55,204           25,953
Office property and equipment .....................          78,352          70,209          157,758          146,434
Federal insurance premiums ........................          13,508           8,849           26,137           17,948
Data processing services ..........................          41,818          43,294           80,694           72,276
Other real estate expense, net ....................           2,166           1,607            4,725            1,070
Other .............................................         104,934          77,181          192,644          145,457
                                                        -----------     -----------      -----------      -----------

Total non-interest expense ........................         555,797         523,039        1,094,403        1,024,528
                                                        -----------     -----------      -----------      -----------

Earnings (loss) before taxes on income ............         211,601         (81,400)         220,846       (1,095,961)

Taxes on income (benefit) .........................          64,200         (30,925)          67,700         (404,000)
                                                        -----------     -----------      -----------      -----------

Net earnings (loss) ...............................     $   147,401     $   (50,475)     $   153,146      $  (691,961)
                                                        ===========     ===========      ===========      ===========

     Earnings (loss) per common share
       Basic ......................................     $      0.17     ($     0.06)     $      0.18      ($     0.81)
       Diluted ....................................     $      0.17     ($     0.06)     $      0.17      ($     0.81)

See Notes to Consolidated Financial Statements

                                      HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                          Consolidated Statements of Comprehensive Income


                                                                       Three Months Ended              Six Months Ended
                                                                          December 31,                   December 31,
                                                                        1999          1998             1999          1998
                                                                        ----          ----             ----          ----
                                                                           (Unaudited)                    (Unaudited)
Net income (loss) ............................................     $   147,401      ($   50,475)     $   153,146      ($  691,961)

Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax .......................         (67,192)      (1,330,440)        (183,835)      (1,295,224)
   Less: reclassification adjustment for net (gains) losses
         included in net income, net of tax ..................           8,025          172,504          202,144          804,271
                                                                   -----------      -----------      -----------      -----------

Other comprehensive income, net of tax .......................         (59,167)      (1,157,936)          18,309         (490,953)
                                                                   -----------      -----------      -----------      -----------


Comprehensive income .........................................     $    88,234      ($1,208,411)     $   171,455      ($1,182,914)
                                                                   -----------      -----------      -----------      -----------



                                      HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                               Consolidated Statements of Cash Flows


                                                                                Six months ended
                                                                                  December 31,
                                                                             1999               1998
                                                                         -----------         --------             ------
                                                                                  (Unaudited)
Cash flows from operating activities:
Net earnings (loss) ................................................     $   153,146         (691,961)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
   Depreciation ....................................................          61,842           57,580
   Amortization of fees, premiums and accretion of discounts, net ..         (35,603)           5,027
   Provision for losses on loans ...................................          48,000           48,000
   Loans originated for sale .......................................      (1,647,520)      (4,408,390)
   Proceeds on sales of loans ......................................       2,439,613        4,048,140
   Loss on sale of securities ......................................         225,101        1,604,124
   Gain on sale of fixed assets ....................................           - - -           (8,364)
   Decrease in accrued interest receivable .........................           3,863           59,561
   Increase (decrease) in accrued taxes payable and deferred taxes .         209,916         (556,723)
   Amortization of stock compensation plans ........................          29,433           44,118
   Other, net ......................................................        (225,291)        (497,689)
                                                                         -----------      -----------

Net cash provided by (used in) operating activities ................       1,262,500         (296,577)
                                                                         -----------      -----------
Cash flows from investing activities:
   Principal collected on securities available for sale ............         685,277        2,266,435
   Proceeds from sale of securities available for sale .............       4,040,868          751,162
   Purchase of securities available for sale .......................      (4,063,674)      (2,963,863)
   Purchase of investment real estate ..............................           - - -         (100,000)
   Loans to customers, net .........................................      (2,884,558)       1,078,810
   Proceeds from sale of fixed asset ...............................           - - -            9,844
   Purchase of office property and equipment, net ..................         (10,945)         (93,012)
                                                                         -----------      -----------

Net cash (used in) provided by investing activities ................      (2,233,032)         949,376
                                                                         -----------      -----------
Cash flows from financing activities:
   Increase (decrease) in customer deposit accounts, net ...........       1,330,161       (1,630,992)
   Decrease in advance payments by borrowers for taxes and insurance        (202,849)        (203,075)
   Proceeds from advances from FHLB ................................           - - -        5,450,000
   Principal payments on advances from FHLB ........................      (4,045,322)      (6,037,970)
   Net proceeds from options exercised .............................           - - -              659
   Treasury stock acquired .........................................         (64,064)           - - -
   Payment of dividends ............................................         (77,629)         (77,091)
                                                                         -----------      -----------

Net cash used in financing activities ..............................      (3,059,703)      (2,498,469)
                                                                         -----------      -----------

Net decrease in cash and cash equivalents ..........................      (4,030,235)      (1,845,670)
Cash and cash equivalents at beginning of year .....................       7,917,020        6,366,619
                                                                         -----------      -----------
Cash and cash equivalents at end of year ...........................     $ 3,886,785        4,520,949
                                                                         ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................     $ 1,933,245        2,192,632
   Cash paid for taxes .............................................           2,985          369,685
                                                                         ===========      ===========

To mark assets available for sale to fair value:
   Change in fair value ............................................     $   (31,480)     $   782,967
   Less deferred taxes .............................................          13,171         (292,014)
                                                                         -----------      -----------
   Change in valuation allowance ...................................     $    18,309      $  (490,953)
                                                                         ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 1999 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 1999 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1999. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended December 31, 1999 and 1998:

                                                            3 Months     3 Months      6 Months     6 Months
                                                              Ended       Ended         Ended         Ended
                                                             12/31/99    12/31/98      12/31/99     12/31/98
                                                             --------    --------      --------     --------
Net Earnings ...........................................     $ 147,401      ($ 50,475)     $ 153,146      ($691,961)
                                                             =========      =========      =========      =========


Basic earnings per share:
      Weighted average shares outstanding ..............       872,203        880,045        873,633        879,994

      Less unearned employee stock ownership plan shares        (8,784)       (20,266)       (10,127)       (21,803)
                                                             ---------      ---------      ---------      ---------

Weighted average number of common shares outstanding ...       863,419        859,779        863,506        858,191
                                                             =========      =========      =========      =========

Earnings (loss) per common share - basic ...............     $    0.17      ($   0.06)     $    0.18      ($   0.81)
                                                             =========      =========      =========      =========

Diluted earnings per share:
      Weighted average shares outstanding ..............       872,203        880,045        873,633        879,994

      Less unearned employee stock ownership plan shares        (8,784)       (20,266)       (10,127)       (21,803)

      Assumed incremental option shares
         using the treasury stock method ...............        10,276          - - -         12,096          - - -
                                                                            ---------      ---------      ---------

Common and common equivalent shares outstanding ........       873,695        859,779        875,602        858,191
                                                             =========      =========      =========      =========

Earnings (loss) per common share - diluted .............     $    0.17      ($   0.06)     $    0.17      ($   0.81)
                                                             =========      =========      =========      =========

                                       -6-

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

Some local economic conditions in the Bank's market have weakened. The farm economy had been strong but has now softened. As a result of an over-supply of grain, farm prices for grain and livestock, which are currently depressed, may continue to remain depressed. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase the balance or quality of its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank.

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

FINANCIAL CONDITION

The Company's total assets at December 31, 1999 of $82.0 million decreased $3.0 million, or 3.51%, from $85.0 million at June 30, 1999. Cash and cash equivalents decreased $4.0 million , or 50.90%, due to repayments made on Federal Home Loan Bank advances. Securities available for sale decreased $820,000 primarily as a result of principal payments and prepayments on the securities. Partially offsetting this decrease was an increase in loans receivable, net of $2.0 million.

Total liabilities decreased $3.1 million, or 3.97%, to $73.9 million at December 31, 1999 from $77.0 million at June 30, 1999, primarily as a result of advances from the Federal Home Loan Bank decreasing $4.0 million, or 24.36%, from $16.6 million at June 30, 1999 to $12.6 million at December 31, 1999. Deposits increased $1.3 million, or 2.23% to $60.9 million at December 31, 1999 from $59.6 million at June 30, 1999. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non- interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities, respectively. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts.

Comparison of three month and six month periods ended December 31, 1999 and December 31, 1998.

GENERAL

Net earnings for the three months ended December 31, 1999 increased $198,000 to $147,000 from ($51,000) for the three month period ended December 31, 1998. For the six months ended December 31, 1999, net earnings increased $845,000 to $153,000 from ($692,000) for the comparable period in 1998. The increase for the three and six month periods ended December 31, 1999 compared to the same periods ended December 31, 1998 was primarily attributable to a significant decrease in losses on sales of securities.

INTEREST INCOME

Interest income decreased $31,000 to $1,527,000 for the three month period ended December 31, 1999 compared to $1,558,000 for the three month period ended December 31, 1998 and $133,000 to $3,076,000 for the six month period ended December 31, 1999 compared to $3,209,000 for the comparable period ended December 31, 1998. The decrease was due to a decrease in average interest-earning assets, consisting primarily of mortgage loans and securities available for sale, of approximately $2.8 million and $3.6 million for the three and six months ended December 31, 1999, respectively, over the comparable periods in 1998 and a decrease in the weighted average yield on average interest-earning assets to 7.80% for the six months ended December 31, 1999 from 7.86% for the same period in 1998. The decrease in average interest earning assets is due to managements decision, at the current time, not to invest in lower-yielding mortgage-backed securities with leveraged FHLB advances.

INTEREST EXPENSE

Interest expense decreased $63,000 to $857,000 from $920,000 for the three month period and decreased $161,000 to $1,719,000 from $1,880,000 for the six month period ended December 31, 1999 as compared to the same periods in 1998. The decrease in interest expense was primarily due to the weighted average yield on interest-bearing liabilities decreasing by 28 basis points to 4.57% at December 31, 1999 as compared to 4.85% for the same period in 1998. The average outstanding balance of average interest-bearing liabilities decreased $2.5 million from $77.7 million at December 31, 1998 to $75.2 million at December 31, 1999.

NET INTEREST INCOME

Net interest income was $670,000 and $1.3 million for the three months and six months ended December 31, 1999, respectively, compared to $639,000 and $1.3 million for the comparable periods in 1998. The Company's net interest margin increased 22 basis points to 3.23% for the six month period ended December 31, 1999 as compared to 3.01% for the same period in 1998.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $48,000 for the six month periods ended December 31, 1999 and 1998. As of December 31, 1999, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $774,000 or .94% of total assets, compared to $1,160,000 or 1.36% of total assets as of June 30, 1999. As of December 31, 1999, the Company's allowance for losses on loans was $381,000, representing 49.2% of non-performing assets and
 .66% of net loans receivable.

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

NONINTEREST INCOME

Noninterest income increased to $121,000 and $6,000 for the three and six months ended December 31,1999, respectively, compared to ($173,000) and ($1,353,000) for the same periods ended December 31, 1998. The increase for the three month period ended December 31, 1999 was primarily attributable to a $8,000 profit on assets available for sale compared to a $296,000 loss on assets available for sale at December 31, 1998. For the six month period the increase was attributable to a $225,000 loss on assets available for sale at December 31, 1999 as compared to a $1.6 million loss on assets available for sale at December 31, 1998. The loss recognized on securities during the six month period ended in 1998 was the result of a $1.5 million write down on interest only mortgage-backed securities resulting from a decline in fair value that was judged to be other than temporary. The Company completed the sale of its remaining high interest rate sensitive, interest only mortgage-backed securities during the period ended September 30, 1999.

NONINTEREST EXPENSE

Total noninterest expense was $556,000 and $1.1 million for the three and six months ended December 31, 1999, respectively, compared to $523,000 and $1.0 million for the same periods in 1998, reflecting increases of $33,000 and $70,000, respectively. Other expense increased $28,000 and $47,000 for the three and six month periods ended December 31, 1999, respectively, compared to the same period during 1998 due to increased postage, legal fees and office supplies. Advertising expense increased $16,000 and $29,000 and office property and equipment increased $8,000 and $11,000 for the three and six month periods ended December 31, 1999, respectively, compared to the same period during 1998. Compensation and employee benefits expenses, the largest component of noninterest expense, decreased $23,000 and $38,000 for the three and six month periods ended December 31, 1999, respectively, compared to the same period during 1998.

TAXES ON INCOME

Income taxes increased $95,000 and $472,000 for the three and six month periods ended December 31, 1999, respectively, primarily as a result of the increases in net earnings.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that requirement. The Bank's liquidity ratio was 8.86% on December 31, 1999 and 11.49% on June 30, 1999.

At December 31, 1999, the Company had advances of $12.6 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1999, the Company had outstanding commitments to extend credit which amounted to $2,788,000 (including $961,000 in available revolving commercial lines of credit). At December 31, 1999, certificates of deposit scheduled to mature in one year or less totaled $18.7 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At December 31, 1999, the Bank had tangible and core capital of $6.0 million, or 7.4% of adjusted total assets, which was approximately $4.8 million and $2.8 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 1999, the Bank had risk-based capital of $6.3 million (including $6.0 million in core capital), or 13.2% of risk- weighted assets of $48.0 million. This amount was $2.5 million above the 8.0% requirement in effect on that date.

YEAR 2000

Management and the Board of Directors were committed to achieving the goal of Y2K readiness. The Bank incurred no problems when the staff tested all systems on January 1, 2000 and has experienced no Y2K problems with our mission critical systems or our non-information system providers. The company will continue to monitor Y2K continuity progress and will address any problems should they occur. The Company has expended all costs associated with year 2000 required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total out-of-pocket costs associated withY2K compliance is estimated to be $10,000. As of December 31, 1999, a total of $1,100 had been expended on the Y2K issue. The Company does not expect significant increases in future data processing costs or other expenses related to its Y2K compliance.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        Legal Proceedings

               None

ITEM 2.        Changes in Securities

               None

ITEM 3.        Defaults Upon Senior Securities

               None

ITEM 4.        Submission of Matters to a Vote of Security Holders

                    (a)  Annual meeting date:  October 28, 1999
                    (b)  Not required
                    (c) The matters approved by stockholders at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes, if any) as to each matter are set forth below:

                         Proposal                               Number of Votes
                         --------                               ---------------
                                                              For       Withheld
                                                              ---       --------

Election of the following director for a three year term:

               1) Robert W. DeCook                          650,751       97,400

                                                     For     Against    Abstain
                                                     ---     -------    -------
Ratification of the appointment of  KPMG Peat
Marwick LLP as the Company's auditors for the 661,651 None 86,500 fiscal year ending June 30, 2000


ITEM 5.        Other Information

               None

ITEM 6.        Exhibits and Reports on Form 8-K.

               (a)   Exhibits:
                     See Index to Exhibits

               (b)   Reports on Form 8-K:
                     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HORIZON FINANCIAL SERVICES CORPORATION
                                 Registrant


Date: February 15, 2000          /s/ Robert W. DeCook
                                 --------------------
                                 Robert W. DeCook
                                 President and Chief Executive Officer




Date: February 15, 2000          /s/ Sharon McCrea
      -----------------          ------------------
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

    10.2 1994 Stock Option and Incentive Plan, filed as Exhibit 10.3 in Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0- 24036), is incorporated herein by reference.

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