Form 10QSB
period 2000-03-31
HORIZON FINANCIAL SERVICES CORP
filed 2000-05-10
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock                                863,962
               ------------                         ---------------------
                  Class                               Shares Outstanding
                                                      as of May 9, 2000

Transitional Small Business Disclosure Format (check one):
Yes  [   ]:  No  [  X ]

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I. Financial Information                                               Page
                                                                            ----

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 2000 and June 30, 1999.      1

         Consolidated Statements of Operations for the three months and        2
         nine months ended March 31, 2000 and 1999

         Consolidated Statements of Comprehensive Income for the three months 3 and nine months ended March 31, 2000 and 1999.

         Consolidated Statements of Cash Flows for the nine months ended       4
         March 31, 2000 and 1999.

         Notes to Consolidated Financial Statements                            5

         Item 2. Management's Discussion and Analysis of Financial Condition 7 and Results of Operations


Part II. Other Information                                                    13

         Signatures                                                           14

         Index of Exhibits                                                    15

         Financial Data Schedule                                              16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                  HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                Consolidated Balance Sheets

                                                                March 31,        June 30,
Assets                                                           2000              1999
------                                                       ------------      ------------
                                                               (Unaudited)
Cash and cash equivalents ..............................     $  3,368,456      $  7,917,020
Securities available-for-sale ..........................       15,954,338        17,096,985
Loans receivable, net ..................................       59,995,185        56,066,399
Real estate ............................................          257,306           270,779
Stock in Federal Home Loan Bank, at cost ...............          702,500         1,202,500
Office property and equipment, net .....................        1,041,723         1,089,053
Accrued interest receivable ............................          534,818           522,121
Deferred tax asset .....................................          247,399           254,000
Income tax receivable ..................................            - - -           522,699
Prepaid expenses and other assets ......................          118,723            81,646
                                                             ------------      ------------

     Total assets ......................................     $ 82,220,448      $ 85,023,202
                                                             ------------      ============

Liabilities and Stockholders' Equity
Deposits ...............................................     $ 61,730,401      $ 59,576,232
Advances from Federal Home Loan Bank ...................       11,537,695        16,606,176
Advance payments by borrowers for taxes and insurance ..          300,439           399,830
Accrued income taxes ...................................          116,950             - - -
Accrued expenses and other liabilities .................          376,468           380,617
                                                             ------------      ------------

     Total liabilities .................................       74,061,953        76,962,855
                                                             ------------      ------------

Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued ...............................             --                --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares           10,462            10,462
Additional paid-in capital .............................        5,016,961         4,996,761
Retained earnings, substantially restricted ............        5,009,833         4,804,455
Treasury stock, at cost ................................       (1,307,635)       (1,229,571)
Unearned employee stock ownership plan shares ..........          (20,571)          (65,503)
Unrealized losses on securities available for sale .....         (550,555)         (456,257)
                                                             ------------      ------------

     Total stockholders' equity ........................        8,158,495         8,060,347
                                                             ------------      ------------

Total liabilities and stockholders' equity .............     $ 82,220,448      $ 85,023,202
                                                             ============      ============

See Notes to Consolidated Financial Statements

                               HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                        Consolidated Statements of Operations

                                                                Three Months                      Nine months
                                                               Ended March 31,                  Ended March 31,
                                                            2000           1999             2000             1999
                                                        -----------     -----------     -----------      -----------
                                                                 (Unaudited)                      (Unaudited)
Interest income:
Interest on loans .................................     $ 1,214,893     $ 1,119,010     $ 3,579,404      $ 3,457,169
Interest on securities available for sale .........         271,522         315,754         806,415        1,068,102
Other investment income ...........................          48,153          47,855         224,993          166,964
                                                        -----------     -----------     -----------      -----------
Total interest income .............................       1,534,568       1,482,619       4,610,812        4,692,235
                                                        -----------     -----------     -----------      -----------

Interest expense:
Interest on deposits ..............................         686,224         626,453       1,993,544        1,987,454
Interest on advances and other borrowing ..........         165,697         255,312         577,591          774,694
                                                        -----------     -----------     -----------      -----------

Total interest expense ............................         851,921         881,765       2,571,135        2,762,148
                                                        -----------     -----------     -----------      -----------

Net interest income ...............................         682,647         600,854       2,039,677        1,930,087

Provision for losses on loans .....................          24,000          24,000          72,000           72,000
                                                        -----------     -----------     -----------      -----------
Net interest income after provision for
losses on loans ...................................         658,647         576,854       1,967,677        1,858,087
                                                        -----------     -----------     -----------      -----------
Non-interest income:
Fees, commissions and service charges .............         119,215         131,210         350,535          374,095
Profit (loss) on securities available for sale, net           - - -           6,831        (225,101)      (1,597,293)
Other .............................................             250           - - -             250            8,573
                                                        -----------     -----------     -----------      -----------

Total non-interest income (loss) ..................         119,465         138,041         125,684       (1,214,625)
                                                        -----------     -----------     -----------      -----------


Non-interest expense:
Compensation, payroll taxes and
  employee benefits ...............................         289,706         308,923         866,947          924,313
Advertising .......................................          23,287          20,151          78,491           46,104
Office property and equipment .....................          73,168          91,963         230,926          238,397
Federal insurance premiums ........................           7,561          13,114          33,698           31,062
Data processing services ..........................          44,390          40,227         125,084          112,503
Other real estate expense, net ....................           8,593           4,935          13,318            6,005
Other .............................................          75,885          56,796         268,529          202,253
                                                        -----------     -----------     -----------      -----------

Total non-interest expense ........................         522,590         536,109       1,616,993        1,560,637
                                                        -----------     -----------     -----------      -----------

Earnings (loss) before taxes on income ............         255,522         178,786         476,368         (917,175)

Taxes on income (benefit) .........................          87,300          62,342         155,000         (341,658)
                                                        -----------     -----------     -----------      -----------

Net earnings (loss) ...............................     $   168,222     $   116,444     $   321,368      $  (575,517)
                                                        ===========     ===========     ===========      ===========
     Earnings (loss) per common share
       Basic ......................................     $      0.20     $      0.14     $      0.37      ($     0.67)
       Diluted ....................................     $      0.19     $      0.13     $      0.37      ($     0.67)

See Notes to Consolidated Financial Statements

                                  HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                      Consolidated Statements of Comprehensive Income

                                                                     Three Months Ended              Nine Months Ended
                                                                          March 31,                      March 31,
                                                                     2000           1999           2000            1999
                                                                   ---------      ---------      ---------      ---------
                                                                           (Unaudited)                  (Unaudited)
Net income (loss) ............................................     $ 168,222      $ 116,444      $ 321,368      ($575,517)

Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax .......................      (112,607)       318,576       (296,442)      (976,648)
   Less: reclassification adjustment for net (gains) losses
         included in net income, net of tax ..................         - - -        (23,324)       202,144        780,947
                                                                   ---------      ---------      ---------      ---------

Other comprehensive income, net of tax .......................      (112,607)       295,252        (94,298)      (195,701)
                                                                   ---------      ---------      ---------      ---------


Comprehensive income .........................................     $  55,615      $ 411,696      $ 227,070      ($771,218)
                                                                   ---------      ---------      ---------      ---------


                        HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                                 Consolidated Statements of Cash Flows

                                                                                Nine months ended
                                                                                    March 31,
                                                                             2000             1999
                                                                         -----------      -----------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net earnings (loss) ................................................     $   321,368         (575,517)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
   Depreciation ....................................................          92,761           93,288
   Amortization of fees, premiums and accretion of discounts, net ..         (37,719)        (207,155)
   Provision for losses on loans ...................................          72,000           72,000
   Loans originated for sale .......................................      (2,384,620)      (7,376,223)
   Proceeds on sales of loans ......................................       3,193,213        7,641,255
   Loss on sale of securities ......................................         225,101        1,587,646
   Gain on sale of fixed assets ....................................           - - -           (8,364)
   (Increase) decrease in accrued interest receivable ..............         (12,697)          78,677
   Increase (decrease) in accrued taxes payable and deferred taxes .         699,979         (571,481)
   Amortization of stock compensation plans ........................          44,932           59,631
   Other, net ......................................................          (7,553)        (400,903)
                                                                         -----------      -----------

Net cash provided by operating activities ..........................       2,206,765          392,854
                                                                         -----------      -----------
Cash flows from investing activities:
   Principal collected on securities available for sale ............         890,742        4,072,087
   Proceeds from sale of securities available for sale .............       4,040,867        3,301,821
   Purchase of securities available for sale .......................      (4,124,371)      (6,021,639)
   Purchase of investment real estate ..............................           - - -         (100,000)
   Loans to customers, net .........................................      (4,809,379)       1,054,790
   Proceeds from sale of Federal Home Loan Bank stock ..............         500,000            - - -
   Proceeds from sale of fixed asset ...............................           - - -            9,844
   Purchase of office property and equipment, net ..................         (45,431)         (80,653)
                                                                         -----------      -----------

Net cash (used in) provided by investing activities ................      (3,547,572)       2,236,250
                                                                         -----------      -----------
Cash flows from financing activities:
   Increase (decrease) in customer deposit accounts, net ...........       2,154,169       (3,211,390)
   Decrease in advance payments by borrowers for taxes and insurance         (99,391)        (112,979)
   Proceeds from advances from FHLB ................................           - - -        6,650,000
   Principal payments on advances from FHLB ........................      (5,068,481)      (6,059,825)
   Net proceeds from options exercised .............................           - - -              659
   Treasury stock acquired .........................................         (78,064)           - - -
   Payment of dividends ............................................        (115,990)        (115,636)
                                                                         -----------      -----------

Net cash used in financing activities ..............................      (3,207,757)      (2,849,171)
                                                                         -----------      -----------

Net decrease in cash and cash equivalents ..........................      (4,548,564)        (220,067)
Cash and cash equivalents at beginning of year .....................       7,917,020        6,366,619
                                                                         -----------      -----------
Cash and cash equivalents at end of year ...........................     $ 3,368,456        6,146,552
                                                                         ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................     $ 2,615,893        2,909,324
   Cash paid for taxes .............................................          70,885          369,685
                                                                         ===========      ===========


To mark assets available for sale to fair value:
   Change in fair value ............................................     $   148,027      $   312,139
   Less deferred taxes .............................................         (53,729)        (116,438)
                                                                         -----------      -----------
   Change in valuation allowance ...................................     $   (94,298)     $  (195,701)
                                                                         ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 2000 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 1999. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended March 31, 2000 and 1999:

                                                             3 Months        3 Months       9 Months        9 Months
                                                               Ended           Ended          Ended           Ended
                                                             3/31/00         3/31/99        3/31/00         3/31/99
                                                             ---------      ---------      ---------      ---------
Net Earnings ...........................................     $ 168,222      $ 116,444      $ 321,368      ($575,517)
                                                             =========      =========      =========      =========


Basic earnings per share:
      Weighted average shares outstanding ..............       864,379        880,062        870,548        880,016

      Less unearned employee stock ownership plan shares        (6,215)       (17,240)        (8,823)       (20,282)
                                                             ---------      ---------      ---------      ---------

Weighted average number of common shares outstanding ...       858,164        862,822        861,725        859,734
                                                             =========      =========      =========      =========

Earnings (loss) per common share - basic ...............     $    0.20      $    0.14      $    0.37      ($   0.67)
                                                             =========      =========      =========      =========

Diluted earnings per share:
      Weighted average shares outstanding ..............       864,379        880,062        870,548        880,016

      Less unearned employee stock ownership plan shares        (6,215)       (17,240)        (8,823)       (20,282)

      Assumed incremental option shares
         using the treasury stock method ...............         7,861         21,746         10,684          - - -
                                                             ---------      ---------      ---------      ---------

Common and common equivalent shares outstanding ........       866,025        884,568        872,409        859,734
                                                             =========      =========      =========      =========

Earnings (loss) per common share - diluted .............     $    0.19      $    0.13      $    0.37      ($   0.67)
                                                             =========      =========      =========      =========


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

FINANCIAL CONDITION
-------------------

The  Company's  total assets at March 31, 2000 of $82.2 million  decreased  $2.8 million,  or  3.30%,  from  $85.0  million  at June  30,  1999.  Cash  and  cash equivalents decreased $4.5 million , or 57.45%, due to repayments made on Federal Home Loan Bank advances. Securities available for sale decreased $1.1 million primarily as a result of principal payments and prepayments on the securities. Income tax receivable and stock in the Federal Home Loan Bank decreased $523,000 and $500,000, respectively. Partially offsetting this decrease was an increase in loans receivable of $3.9 million.

Total liabilities decreased $2.9 million, or 3.77%, to $74.1 million at March 31, 2000 from $77.0 million at June 30, 1999, primarily as a result of advances from the Federal Home Loan Bank decreasing $5.1 million, or 30.52%, from $16.6 million at June 30, 1999 to $11.5 million at March 31, 2000. Deposits increased $2.1 million, or 3.62% to $61.7 million at March 31, 2000 from $59.6 million at June 30, 1999. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month and nine month periods ended March 31, 2000 and March 31, 1999

GENERAL
-------

Net earnings for the three months ended March 31, 2000 increased $52,000 to $168,000 from $116,000 for the three month period ended March 31, 1999. For the nine months ended March 31, 2000, net earnings increased $897,000 to $321,000 from ($576,000) for the comparable period in 1999. The increase for the three month period ended March 31, 2000 compared to the same period ended March 31, 1999 was due primarily to increased net interest income. The increase for the nine month period ended March 31, 2000 compared to the same period ended March 31, 1999 was primarily attributable to a significant decrease in losses on sales of securities.

INTEREST INCOME
---------------

Interest income increased $52,000 to $1,535,000 for the three month period ended March 31, 2000 compared to $1,483,000 for the three month period ended March 31, 1999 and decreased $81,000 to $4,611,000 for the nine month period ended March 31, 2000 compared to $4,692,000 for the comparable period ended March 31, 1999. The increase for the three month period ended March 31, 2000 was due to an increase in the weighted average yield on average interest-earning assets to 7.75% from 7.48% for the same period in 1999. The decrease for the nine month period was primarily due to a decrease in the weighted average yield on average interest-earning assets to 7.66% for the nine months ended March 31, 2000 from 7.75% for the same period in 1999. Also contributing, to a lesser degree, was a reduction in the average interest-earning assets of approximately $460,000. The decrease in average interest earning assets is due to managements decision, at the current time, not to invest in lower-yielding mortgage-backed securities with leveraged FHLB advances.

INTEREST EXPENSE
----------------

Interest expense decreased $30,000 to $852,000 from $882,000 for the three month period and $191,000 to $2,571,000 from $2,762,000 for the nine month period ended March 31, 2000 as compared to the same periods in 1999. The decrease in interest expense for the nine month period was primarily due to the decrease in the average outstanding balance of interest-bearing liabilities of $3.0 million to $74.5 million at March 31, 2000 from $77.5 million at March 31, 1999. A decrease in the weighted average interest rate paid on average interest-bearing liabilities of 15 basis points to 4.60% at March 31, 2000 as compared to 4.75% for the same nine month period in 1999, also contributed to the interest expense reduction.

NET INTEREST INCOME
-------------------

Net interest income was $683,000 and $2.0 million for the three months and nine months ended March 31, 2000, respectively, compared to $601,000 and $1.9 million for the comparable periods in 1999. The Company's net interest margin increased 6 basis points to 3.06% for the nine month period ended March 31, 2000 as compared to 3.00% for the same period in 1999.

PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $72,000 for the nine month periods ended March 31, 2000 and 1999. As of March 31, 2000, the Company's non- performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1,007,000 or 1.23% of total assets, compared to $1,160,000 or 1.36% of total assets as of June 30, 1999. As of March 31, 2000, the Company's allowance for losses on loans was $373,000, representing 37.0% of non-performing assets and .62% of net loans receivable.

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

NONINTEREST INCOME
------------------

Noninterest income decreased to $119,000 and increased to $126,000 for the three and nine months ended March 31,2000, respectively, compared to $138,000 and ($1,215,000) for the same periods ended March 31, 1999. The decrease for the three month period ended March 31, 2000 was primarily attributable to a $12,000 decrease in fees, commissions and service charges as a result of the reduction in fees collected on loans originated for sale in the secondary market. The increase in noninterest income for the nine month period ended March 31, 2000 was attributable to a $225,000 loss on assets available for sale at March 31, 2000 as compared to a $1.6 million loss on assets available for sale at March 31, 1999. The loss recognized on securities during the nine month period ended in 1999 was the result of a $1.5 million write down on interest only mortgage-backed securities resulting from a decline in fair value that was judged to be other than temporary. The Company completed the sale of its remaining high interest rate sensitive, interest only mortgage-backed securities during the period ended September 30, 1999.

NONINTEREST EXPENSE
-------------------

Total noninterest expense was $522,000 and $1,617,000 for the three and nine months ended March 31, 2000, respectively, compared to $536,000 and $1,561,000 for the same periods in 1999, reflecting a $14,000 decrease and a $56,000 increase, respectively. Other expense increased $19,000 and $66,000 for the three and nine month periods ended March 31, 2000, respectively, compared to the same period during 1999. The increase for the nine month period was due to increased audit and accounting expense, legal fees and other operating expense. Included in other operating expense was a $4,500 sinking fund assessment to the State of Iowa for losses incurred by an Iowa bank for public funds. Advertising expense increased $3,000 and $32,000 and office property and equipment decreased $19,000 and $7,000 for the three and nine month periods ended March 31, 2000, respectively, compared to the same period during 1999. Compensation and employee benefits expense, the largest component of noninterest expense, decreased $19,000 and $57,000 for the three and nine month periods ended March 31, 2000, respectively, compared to the same period during 1999.

TAXES ON INCOME
---------------

Income taxes increased $25,000 and $497,000 for the three and nine month periods ended March 31, 2000, respectively, primarily as a result of the increases in net earnings.

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that requirement. The Bank's liquidity ratio was 7.01% on March 31, 2000 and 11.49% on June 30, 1999.

At March 31, 2000, the Company had advances of $11.5 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments from loan repayments, loan sales, and from its ability to borrow additional funds from the

FHLB of Des Moines. At March 31, 2000, the Company had outstanding commitments to extend credit which amounted to $4,118,000 (including $1.2 million in available revolving commercial lines of credit). At March 31, 2000, certificates of deposit scheduled to mature in one year or less totaled $19.0 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company.

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

At March 31, 2000, the Bank had tangible and core capital of $6.1 million, or 7.6% of adjusted total assets, which was approximately $4.9 million and $2.9 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 2000, the Bank had risk-based capital of $6.5 million (including $6.1 million in core capital), or 13.2% of risk- weighted assets of $49.1 million. This amount was $2.6 million above the 8.0% requirement in effect on that date.

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

               None

ITEM 5.        Other Information
               -----------------

               None

ITEM 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               (a)   Exhibits:
                     See Index to Exhibits

               (b)   Reports on Form 8-K:
                     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HORIZON FINANCIAL SERVICES CORPORATION
                                Registrant


Date: May 9,2000                /s/ Robert W. DeCook
                                ----------------
                                Robert W. DeCook
                                President and Chief Executive Officer




Date: May 9, 2000               /s/ Sharon McCrea
                                ------------------
                                Sharon McCrea
                                Vice President and Chief Financial Officer

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