Form 10KSB
period 2000-06-30
HORIZON FINANCIAL SERVICES CORP
filed 2000-09-28
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2000

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF  1934

         For the transition period from                                      to
                                        --------------------------------

                  Commission file number 0-24036

                     HORIZON FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)

                     Delaware                              42-1419757
---------------------------------------------       -------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                      Identification No.)

301 First Avenue East, Oskaloosa, Iowa                        52577-0008
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (515) 673-8328
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        State the issuer's revenues for its most recent fiscal year: $6,406,736.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 12, 2000, was $4.7 million. (The exclusion from such amount of the market value of the shares owned by any prson shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of September 12,2000, there were issued and outstanding 845,362 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2000. Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders held in October 2000.

         Transitional Small Business Disclosure Format: YES  ;   NO X .
                                     PART I

Item 1.  Description of Business
         -----------------------

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

         At June 30, 2000, the Company had $83.2 million of assets and stockholders' equity of $8.3 million (or 9.9% of total assets).

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

         The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one- to four-family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "-- Originations of Loans and Mortgage-Backed Securities." At June 30, 2000, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

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

         During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 2000, the apartment complex was 100% leased. At June 30, 2000, the Company's equity investment in the project was $157,000, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

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

         Oskaloosa, Iowa is located in Mahaska County, approximately 60 miles southeast of Des Moines, Iowa. Mahaska County has a population of approximately 22,000 people. Oskaloosa, with a current population of approximately 10,500 persons, is the county seat and the largest city in Mahaska County. Oskaloosa has primarily an agricultural economy and, to a lesser extent, light industrial and retail economies. Its light industrial economy, however, is mainly agricultural support. Major employers in the area include the Clow Valve Company, the Pella Corporation, Cargill, Vermeer Manufacturing, the V.A. Medical Center, 3-M Company, William Penn University and the Mahaska County Hospital.

         Local economic conditions in the Bank's market are stable. As a result of an over-supply of grain, farm prices for grain, which are currently depressed, may continue to remain depressed and possibly even drop further. A decrease in the prices of grain tends to make local consumers in our market area reduce spending, which might adversely affect the local economy. In addition, the Bank is experiencing difficulty, as are most businesses in the area, in hiring and retaining experienced personnel as labor shortages in the area continue to exist. Management believes that many of these individuals are seeking employment in major cities where economic conditions are stronger.

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

        The Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, the Bank also originates consumer loans, commercial business loans, commercial and multi-family real estate loans and residential construction loans. See "- Originations of Loans and Mortgage-Backed Securities." At June 30, 2000, the Bank's net loan portfolio totaled $62.4 million.

        Several loan officers of the Bank and all members of the Board of Directors serve as Loan Committee members on a rotating basis. At any given time, the approval of at least one outside director and two other members of the Loan Committee is required to approve real estate loans over $240,000. Loan Committee approval is currently required for unsecured and secured consumer loans of more than $100,000 and $120,000, respectively, and unsecured and secured commercial business loans of more than $50,000 and $100,000, respectively. The Board of Directors must approve all commercial business loans with a balance exceeding $240,000.

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Banks." At June 30, 2000, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $1.0 million, however, at June 30, 2000 the Board of Directors of the Bank had a self-imposed $800,000 general limitation.

        The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

        Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                             At June 30,
                                   ------------------------------------------------------------------------------------------
                                                 2000                           1999                          1998
                                   ------------------------------------------------------------------------------------------
                                        Amount           Percent       Amount          Percent      Amount            Percent
                                   ------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

 Real Estate:
------------
 One- to four-family...............     $39,704              63.2%     $35,397            62.6%     $34,266             60.1%
 Commercial real estate............       6,636              10.6        5,428             9.6        4,472              7.8
 Multi-family......................       1,234               1.9        1,339             2.4        1,113              2.0
 Residential construction .........       1,245               2.0          152              .3        2,000              3.5
                                      ---------         ---------   ----------        --------     --------          -------
     Total real estate loans.......      48,819              77.7       42,316            74.9       41,851             73.4
                                       --------          --------     --------          ------      -------           ------

Other Loans:
-----------
 Consumer Loans:
  Automobile.......................       3,906               6.2        3,990             7.1        3,841              6.7
  Home improvement.................         778               1.3        1,047             1.8        3,150              5.5
  Deposit account..................         123                .2          149              .3          179               .3
  Other............................       2,646               4.2        2,099             3.7        2,320              4.1
                                      ---------         ---------    ---------         -------     --------          -------
     Total consumer loans..........       7,453              11.9        7,285            12.9        9,490             16.6
 Commercial business loans.........       6,548              10.4        6,872            12.2        5,682             10.0
                                      ---------          --------    ---------          ------     --------           ------
     Total other loans.............      14,001              22.3       14,157            25.1       15,172             26.6
                                       --------          --------     --------          ------      -------           ------
     Total loans receivable, gross.      62,820             100.0%      56,473           100.0%      57,023            100.0%
                                                            =====                        =====                         =====

Less:
----
 Loans in process..................         ---                            ---                          598
 Deferred fees and discounts.......          24                             64                           81
 Allowance for losses..............         379                            343                          348
                                     ----------                    -----------                      -------
 Total loans receivable, net.......     $62,417                       $ 56,066                      $55,996
                                        =======                       ========                      =======

        The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                At June 30,
                                                    ------------------------------------------------------------------------

                                                            2000                    1999                       1998
                                                    ------------------------------------------------------------------------

                                                     Amount    Percent      Amount        Percent      Amount       Percent
                                                    ------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Fixed Rate Loans:
----------------
 Real estate:
  One- to four-family..........................    $  9,662      15.4%     $  6,875        12.1%     $   5,125         9.0%
  Commercial real estate.......................       2,539       4.0         1,058         1.9          1,246         2.2
  Multi-family.................................         653       1.0           680         1.2            573         1.0
  Residential construction.....................       1,165       1.9           152          .3            189          .3
                                                   --------      ----      --------        ----      ---------         ---
     Total real estate loans...................      14,019      22.3         8,765        15.5          7,133        12.5

  Consumer.....................................       7,389      11.8         7,201        12.7          9,264        16.3
  Commercial business..........................       6,406      10.2         6,536        11.6          5,550         9.7
                                                   --------      ----      --------        ----      ---------         ---
     Total fixed-rate loans....................      27,814      44.3        22,502        39.8         21,947        38.5
                                                   --------      ----      --------        ----      ---------         ---

Adjustable Rate Loans:
---------------------
 Real estate:
  One- to four-family..........................      30,041      47.8        28,522        50.5         29,141        51.1
  Commercial real estate.......................       4,097       6.6         4,370         7.7          3,226         5.7
  Multi-family.................................         582        .9           659         1.2            540          .9
  Residential construction.....................          80        .1           ---       ---            1,811         3.2
                                                   --------      ----      --------        ----      ---------         ---
     Total adjustable rate real estate loans...      34,800      55.4        33,551        59.4         34,718        60.9

  Consumer.....................................          65        .1            84          .2            226          .4
  Commercial business..........................         141        .2           336          .6            132          .2
                                                   --------      ----      --------        ----      ---------         ---
     Total adjustable rate loans...............      35,006      55.7        33,971        60.2         35,076        61.5
                                                   --------      ----      --------        ----      ---------         ---
     Total loans, receivable, gross............      62,820     100.0%       56,473       100.0%        57,023       100.0%
                                                                =====                     =====                      =====

Less:
----
 Loans in process..............................         ---                     ---                        598
 Deferred fees and discounts...................          24                      64                         81
 Allowance for loan losses.....................         379                     343                        348
                                                    -------                 -------                    -------
     Total loans receivable, net...............     $62,417                 $56,066                    $55,996
                                                    =======                 =======                    =======

                                        6

        The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                      Real Estate
                       -------------------------------------------
                                                   Residential                                 Commercial
                             Mortgage(1)           Construction          Consumer               Business                 Total
                       ---------------------    ------------------  -------------------  ------------------      -------------------
                                   Weighted               Weighted             Weighted            Weighted                 Weighted
                                   Average                Average              Average             Average                  Average
                        Amount       Rate       Amount      Rate    Amount       Rate    Amount      Rate        Amount       Rate
                        ------       ----       ------      ----    ------       ----    ------      ----        ------       ----
                                                         (Dollars in Thousands)
     Due During
   Years Ending
      June 30,
------------------
2001(2)                $14,142        7.98%     $ 1,245      8.10%  $ 1,449     9.31%     $ 3,207     9.31%     $20,043        8.30%
2002 to 2005            21,669        7.74           --     --        4,614     9.26        2,619     8.77       28,902        8.08
2006 and following      11,763        8.17           --     --        1,390     8.99          722     9.30       13,875        8.31
                       -------                  -------             -------               -------               -------
   Total               $47,574        7.92%     $ 1,245      8.10%  $ 7,453     9.21%     $ 6,548     9.09%     $62,820        8.20%
                       =======                  =======             =======               =======               =======

(1) Includes one- to four-family, multi-family and commercial real estate mortgage loans.
(2)  Includes demand loans and loans having no stated maturity.

         The total amount of loans due after June 30, 2001 which have predetermined interest rates is $20.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $21.9 million.

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

         The Bank currently originates ARM loans and, to a lesser extent, fixed-rate loans for retention in the Bank's loan portfolio. During the year ended June 30, 2000, the Bank originated $7.1 million of adjustable-rate, one- to four-family real estate loans (including $300,000 of residential construction loans) and $8.1 million of fixed-rate one- to four-family loans (including $2.1 million of residential construction loans). The Bank's one- to four-family residential mortgage originations are primarily in its market area.

         The Bank currently originates adjustable-rate, one- to four-family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans for portfolio are generally originated up to a maximum term of 30 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $2.6 million of fixed rate loans for sale during fiscal 2000.

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

         The Bank currently offers one-year, three-year and five-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one- to four-family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 53.2% of the loans secured by one- to four-family real estate originated by the Bank during fiscal 2000 were originated with adjustable rates of interest.
See "--Originations of Loans and Mortgage-Backed Securities."

         At June 30, 2000, the Bank was not servicing any loans other than loans it originated. As of June 30, 2000, the Bank's residential ARM loan portfolio totaled $30.0 million, or 47.8% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $9.7 million, or 15.4% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

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

         To supplement loan demand in the Bank's primary market area the Bank purchases mortgage- backed and related securities. The Bank purchased $4.0 million, $4.8 million and $20.0 million of mortgage-backed and related securities during fiscal 2000, 1999 and 1998, respectively. See "-- Originations of Loans and Mortgage-Backed Securities."

         Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers, for the construction of residential homes without an underlying sales contract. At June 30, 2000, the Bank's construction loan portfolio totaled $1.2 million, or 2.0% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

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

The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 2000, $1.2 million, or 1.9%, of the Bank's gross loan portfolio consisted of multi-family loans and $6.6 million, or 10.6%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

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

         At June 30, 2000, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $600,000. At such date the Bank had only three commercial and multi-family real estate loans which exceeded $300,000 at June 30, 2000, all of which were performing in accordance with their repayment terms.

         Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available to one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Horizon Federal's current lending guidelines generally require, in the case of loans secured by multi- family or commercial income-producing property, that the property securing such loans generate net cash flow of 125% of debt service after payment of all operating expenses, excluding depreciation, and a loan-to-value ratio of no more than 75%.

         Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 2000, the Bank's consumer loans totaled $7.5 million, or 11.9% of the Bank's gross loan portfolio.

         Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles, home improvement and other personal purposes. The Bank originates consumer loans on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. Horizon Federal began its indirect lending program in January 1993 with selected automobile dealers located in the Bank's lending area. At June 30, 2000, the outstanding balances on automobile loans and home improvement totaled $3.9 million and $800,000, or 6.2% and 1.3% of the Bank's gross consumer loan portfolio, respectively.

         In addition, Horizon Federal commenced offering Visa and MasterCard credit cards in April 1994. Both types of lending generally present more credit risk to the Bank than one- to four-family residential lending. At June 30, 2000, the Bank had $28,500 of credit card loans outstanding and $234,600 of unused credit available under its credit card program.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2000, non-performing consumer loans totaled $266,000, or 3.6% of total consumer loans and .4% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

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

         The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non- mortgage lines of credit is one year. The loan-to-value ratio on such loans may not exceed 75% of the value of the collateral securing the loan.

         The two largest commercial business loans outstanding at June 30, 2000 were a $767,000 business line of credit to a builder of one- to four-family residential properties and a $437,000 secured commercial loan to an excavation company. At June 30, 2000, these lines of credit were performing in accordance with their repayment terms. The Bank had only three other commercial business loans in excess of $225,000 at June 30, 2000, all of which were performing in accordance with their repayment terms at such date.

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

Originations of Loans and Mortgage-Backed Securities

         The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During the year ended June 30, 2000 the Bank's dollar volume of fixed rate real estate loan originations exceeded the same type of adjustable- rate loan originations and for the years ended June 30, 1999 and 1998 the Bank's dollar volume of adjustable-rate real estate loan originations and fixed-rate loan originations were approximately the same.

         The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal 2000, 1999 and 1998 the Bank purchased $4.0, $4.8 and $20.2 million, respectively, of mortgage-backed and related securities. The Bank funded its purchases of mortgage-backed and related securities, during fiscal 2000, primarily with sales and repayments of mortgage loans and mortgage-backed and related securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report. The Bank decreased its holdings of collaterized mortgage obligations ("CMOs") during the fiscal year by primarily selling CMOs that would increase the Bank's interest rate risk. This decrease of the CMO portfolio resulted in placing interest rate risk within the Board's policy guidelines by June 30, 2000. Pursuant to an agreement with the OTS, the Bank intends to maintain a moderate interest rate risk position for its total portfolio. See "Regulation -- Supervisory Agreement."

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                     Year Ended June 30,
                                            ------------------------------------
                                             2000           1999           1998
                                            --------      --------      --------
                                                    (Dollars in Thousands)
Originations by type:
 Adjustable rate:
  Real estate
   - one- to four-family                    $  6,847      $  6,637      $ 11,089
   - multi-family                                 --           140            49
   - commercial real estate                      240         1,415           719
   - residential construction                    315            --         1,686
  Non-real estate
   - consumer                                     --            35            21
   - commercial business                          --           125            --
                                            --------      --------      --------
         Total adjustable-rate                 7,402         8,352        13,564
                                            --------      --------      --------

 Fixed rate:
  Real estate
   - one- to four-family                       6,025         7,148         7,362
   - multi-family                                  2           596            --
   - commercial real estate                      459           265         5,081
   - residential construction                  2,114           220           951
  Non-real estate
   - consumer                                  5,079         6,099        10,698
   - commercial business                       2,378         2,714         1,942
                                            --------      --------      --------
         Total fixed-rate                     16,057        17,042        26,034
                                            --------      --------      --------
         Total loans originated               23,459        25,394        39,598

Total loan purchases                           1,300            60            --
Total loan sales                              (2,775)       (8,613)       (6,077)
Total loan repayments                        (19,119)      (21,118)      (29,526)
Increase (decrease) in other items, net        3,486         4,347          (192)
                                            --------      --------      --------
         Net increase                       $  6,351      $     70      $  3,803
                                            ========      ========      ========


         The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.

                                                     Year Ended June 30,
                                             -------------------------------------
                                               2000          1999           1998
                                             --------      --------      --------
                                                    (Dollars in Thousands)
Purchases:
  Mortgage-backed and related securities     $  4,004      $  1,213      $     --
  CMOs                                             --         3,565        20,236
                                             --------      --------      --------
         Total                               $  4,004         4,778        20,236
                                             --------      --------      --------

Sales:
  Mortgage-backed and related securities           --            --        (2,209)
  CMOs                                         (3,885)       (4,894)      (15,617)
                                             --------      --------      --------
         Total                                 (3,885)       (4,894)      (17,826)
                                             --------      --------      --------

Repayments:
  Mortgage-backed and related securities         (618)         (110)         (126)
  CMOs                                           (731)       (5,262)       (3,806)
  Net Amortization MBS and CMOs                    42            18           421
  Decrease in other items, net                   (129)         (795)       (1,676)
                                             --------      --------      --------
         Net increase (decrease)             $ (1,317)     $ (6,265)     $ (2,777)
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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 2000. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                                   Loans Delinquent For:
                                ----------------------------------------------------------------------------------------------------
                                 30-59 Days                  60-89 Days             90 Days and Over                 Total
                                --------------------- -------------------------- -------------------------- ------------------------
                                          Percent of                 Percent of                 Percent of                Percent of
                                             Loan                       Loan                       Loan                       Loan
                        Number    Amount   Category  Number  Amount   Category  Number  Amount   Category   Number  Amount  Category
                        ------    ------   --------  ------  ------   --------  ------  ------   --------   ------  ------  --------
                                                                 (Dollars in Thousands)

Real Estate:
One- to four-family        17    $  461      1.1%       7    $  296      .7%      21    $  622      1.5%      45    $1,379      3.3%

Multi-family               --        --     --         --        --    --         --        --     --         --        --     --

Commercial real estate      1        12       .2       --        --    --          2       137      2.1        3       149      2.3

Consumer                   23       192      2.6       10        41      .5       27       266      3.6       60       499      6.7

Commercial business         2       450      6.9        1        46      .7        3        74      1.1        6       570      8.7

                           --    ------                --    ------               --    ------               ---    ------
     Total                 43    $1,115      1.8%      18    $  383      .6%      53    $1,099      1.8%     114    $2,597      4.2%
                           ==    ======                ==    ======               ==    ======               ===    ======

                                       15

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. As a matter of policy, the Bank does not generally accrue interest on loans past due 90 days or more. For all periods presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed to be in-substance foreclosed at June 30, 2000.

                                                          At June 30,
                                                --------------------------------

                                                  2000        1999        1998
                                                 ------      ------      ------
                                                     (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                            $  622      $  755      $  691
  Commercial real estate                            137         116          --
  Consumer                                          266         186         180
  Commercial business                                74         103          51
                                                 ------      ------      ------
     Total                                        1,099       1,160         922
                                                 ------      ------      ------

Accruing loans 90 days or more:
  One- to four-family                                --          --          --
  Commercial                                         --          --          --
                                                 ------      ------      ------
      Total                                          --          --          --
                                                 ------      ------      ------


Foreclosed assets:
  One- to four-family                                --          --          --
  Commercial real estate                             --          --          --
  Consumer                                           56          --          --
                                                 ------      ------      ------
     Total                                           56          --          --
                                                 ------      ------      ------

Total non-performing assets                      $1,155      $1,160      $  922
                                                 ======      ======      ======
Total as a percentage of total  assets             1.39%       1.36%       1.02%
                                                 ======      ======      ======

         For the fiscal year ended June 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $144,000, of which $78,000 was included in interest income at such date.

         At June 30, 2000, there were no non-performing loans to a single borrower or group of related borrowers in excess of $118,000. At June 30, 2000, there were approximately $92,000 of non-accruing loans contained in the foregoing table which are not described in "Other Loans of Concern" or "Classified Assets" below. These loans are not required to be classified by the OTS and are adequately capitalized such that management does not anticipate any losses relating to these loans.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2000, there was also an aggregate of $421,000 in net book value of loans ($249,000 secured by single family residences, $148,000 secured by other commercial business and $24,000 in secured consumer loans) with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2000, the Bank had classified a total of $1,261,000 of its assets as substandard, $140,000 as doubtful and $17,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

         At June 30, 2000, total classified assets comprised $1,418,000, or 17.15% of the Bank's capital, or 1.70% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 2000, the Bank had an allowance for loan losses of $379,000, or approximately .61% of total loans. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for losses on loans.

                                                             Year Ended June 30,
                                                         ----------------------------
                                                         2000        1999        1998
                                                         -----      -----      -----
                                                            (Dollars in Thousands)
Balance at beginning of period                           $ 343      $ 348      $ 348

Charge-offs:
  One- to four-family                                       --        (84)       (16)
  Commercial real estate                                    --         --         --
  Commercial business                                      (21)       (24)       (51)
  Consumer                                                 (41)       (60)       (30)
                                                         -----      -----      -----
    Total charge-offs                                      (62)      (168)       (97)
                                                         -----      -----      -----

Recoveries:
  Commercial business                                       --         19         --
  Consumer                                                   2          5          3
                                                         -----      -----      -----
    Total recoveries                                         2         24          3
                                                         -----      -----      -----

Net charge-offs                                            (60)      (144)       (94)
Additions charged to operations                             96        139         94
                                                         -----      -----      -----
Balance at end of period                                 $ 379      $ 343      $ 348
                                                         =====      =====      =====

Ratio of net charge-offs during the period to average
 loans outstanding during the period                       .10%       .26%       .17%
                                                         =====      =====      =====

         During the fiscal years ended June 30, 2000, 1999 and 1998, management recorded provisions for loan losses of $96,000, $139,000 and $94,000, respectively. These provisions were primarily the result of charge-offs on loans and foreclosed assets incurred during the periods, as well as a result of management's assessment of additional credit risk associated with the increased level of the Bank's consumer and commercial business portfolios during such periods.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                            At June 30,
                                --------------------------------------------------------------------
                                         2000                  1999                   1998
                                ---------------------   --------------------      ------------------
                                             Percent               Percent                 Percent
                                             of Loans              of Loans                of Loans
                                             in Each               in Each                 in Each
                                             Category              Category                Category
                                             to Total              to Total                to Total
                                   Amount      Loans     Amount      Loans        Amount     Loans
                                   ------      -----     ------      -----        ------     -----
                                                        (Dollars in Thousands)
One- to four-family.............     $110       63.2%     $  69       62.6%        $111       60.1%
Multi-family....................        2        1.9          3        2.4            3        2.0
Commercial real estate..........       46       10.6         27        9.6           13        7.8
Residential construction........        4        2.0          1         .3            3        3.5
Consumer........................      109       11.9         91       12.9          111       16.6
Commercial business.............      101       10.4        138       12.2           81       10.0
Unallocated.....................        7        ---         14        ---           26        ---
                                  -------      -----       ----      -----         ----      -----
     Total......................     $379      100.0%      $343      100.0%        $348      100.0%
                                     ====      =====       ====      =====         ====      =====

Investment Activities

         Horizon  Federal  must  maintain  minimum  levels of  investments  that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.4%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and "Regulation -- Liquidity."

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

         The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 2000, the Bank's mortgage-backed and related securities totaled $12.1 million, or 14.5% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Bank has begun to purchase other types of mortgage-backed and related securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate, mortgage-backed and related securities for asset/liability management purposes and in order to supplement the Bank's origination of ARM loans. At June 30, 2000 primarily all of the Bank's mortgage-backed and related securities carried adjustable rates of interest.

         The Bank's portfolio of Government National Mortgage Association ("GNMA"), FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") certificates are modified pass-through mortgage-backed securities that generally represent undivided interests in underlying pools of fixed- rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. Under the OTS risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting and FNMA, FHLMC and "AA" or higher-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one- to four-family performing residential mortgage loans.

         At June 30, 2000 the Bank held $7.1 million of collateralized mortgage obligations ("CMOs") having estimated lives which ranged from less than three years up to twenty years. CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. Management has opted to invest in CMO's, including interest only and principal only CMOs, as opposed to straight mortgage-backed securities, in an effort to improve or maintain spreads. The Bank has leveraged its capital by using FHLB advances to purchase many of these securities. Management believes that the increased net income which can result from this type of investing can, at times, provide high enough returns to justify the increased vulnerability of sudden and unexpected interest rate changes. See "Management's Discussion and Analysis and Results of Operations" in the Annual Report.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Securities which are categorized as available for sale are carried at fair value. At June 30, 2000, all of the Bank's investment, mortgage-backed and related securities were classified as available for sale.

         The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.


                                                                                          At June 30,
                                                       -----------------------------------------------------------------------------

                                                                   2000                        1999                      1998
                                                       -----------------------------------------------------------------------------

                                                         Carrying         % of       Carrying       % of      Carrying        % of
                                                           Value          Total        Value        Total       Value         Total
                                                       -----------------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
Investment Securities:
  U.S. government securities..........................     $  ---          ---%       $  ---          ---%    $   ---          ---%
  Federal agency obligations..........................        867         15.2           844          8.5         869          9.6
  Small business administration loans.................        692         12.1           739          7.4         973         10.7
  Equity securities(1)................................      2,041         35.8         2,127         21.5       2,428         26.8
                                                           ------        -----        ------        -----   ---------        -----
     Subtotal.........................................      3,600         63.1         3,710         37.4       4,270         47.1
FHLB stock............................................        703         12.3         1,203         12.2       1,203         13.3
                                                           ------        -----        ------        -----   ---------        -----
     Total investment securities and FHLB stock.......      4,303         75.4         4,913         49.6       5,473         60.4

Other Interest-Earning Assets:
  Interest-bearing deposits with banks................      1,406         24.6         5,000         50.4       3,581         39.6
                                                          -------        -----       -------       ------    --------       ------
     Total............................................     $5,709        100.0%       $9,913        100.0%  $   9,054        100.0%
                                                           ======        =====        ======        =====   =========        =====

Average remaining life or term to repricing of
 investment securities and other interest-earning
 assets excluding FNMA stock and FHLB stock...........         3.86 years                 2.46 years               3.83 years


Mortgage-Backed and Related Securities:
  CMOs................................................   $  7,132         59.1%      $10,701         80.0%    $11,723         59.7%
  FHLMC...............................................        494          4.1           606          4.5         667          3.4
  FNMA................................................      1,601         13.2           ---          ---         ---          ---
  GNMA................................................      2,840         23.5         1,126          8.4         ---          ---
  Other(2)............................................          3           .1           954          7.1       7,262         36.9
                                                           ------        -----        ------        -----   ---------        -----
    Total mortgage-backed and related securities......    $12,070        100.0%      $13,387        100.0%    $19,652        100.0%
                                                          =======        =====       =======        =====     =======        =====

-----------------
(1) Consists primarily of FNMA Stock, stocks of publicly traded thrift institutions and thrift holding companies, and mutual funds.

(2) Consists of interest only and principal only stripped mortgage-backed securities. See Footnote 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

         The composition and maturities of the debt investment securities portfolio, excluding equity securities and FHLB stock, are indicated in the following table.


                                                                    At June 30, 2000
                                     --------------------------------------------------------------------------------

                                     Less Than     1 to 5       5 to 10       Over 10       Total Debt Investment
                                      1 Year        Years        Years         Years              Securities
                                     --------------------------------------------------------------------------------
                                     Carrying     Carrying      Carrying      Carrying       Book         Market
                                       Value        Value        Value         Value         Value         Value
                                      -------------------------------------------------------------------------------
                                                               (Dollars in Thousands)

U.S. government securities.......      $   ---      $   ---       $   ---       $   ---   $      ---     $      ---
Federal agency obligations.......          ---          442           425           ---          867            867
Small business administration
   loans.........................          ---          ---           ---           692          692            692
                                        ------       ------        ------         -----     --------       --------

       Total.....................        $ ---         $442          $425          $692       $1,559         $1,559
                                         =====         ====          ====          ====       ======         ======

Weighted average yield...........         ---%        4.52%         4.30%         7.88%        5.95%          5.95%

         The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 2000; however, the expected average life to maturity of this portfolio is generally two to 10 years.

                                                               Due in                                  At
                                    -------------------------------------------------------------    June 30,
                                                        One to            5 to         10 and         2000
                                       Less than      Less than 5     Less than 10      Over         Balance
                                       One Year          Years           Years         Years       Outstanding
                                    ------------------------------------------------------------- --------------
                                                                 (Dollars in Thousands)
FHLMC...............................      $---           $---            $---           $   494       $    494
FNMA................................       ---            ---             ---             1,601          1,601
GNMA................................       ---            ---             ---             2,840          2,840
CMOs................................       ---            ---             966             6,166          7,132
Other...............................       ---            ---             ---                 3              3
                                          ----           ----            -----          -------        -------

 Total..............................      $---           $---            $966           $11,104        $12,070
                                          ====           ====            ====           =======        =======

         At June 30, 2000, the Bank's portfolio of investment and mortgage-backed securities contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding those issued by the U.S. government or its agencies.

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

         Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities including purchases of mortgage-backed securities. At June 30, 2000, the Bank had total FHLB advances of $9.0 million.

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

                                                                                 At June 30,
                                                   -------------------------------------------------------------------------
                                                            2000                     1999                      1998
                                                   -----------------------    -------------------       --------------------
                                                    Amount         Percent    Amount      Percent       Amount       Percent
                                                    ------         -------    ------      -------       ------       -------
                                                                            (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Commercial Demand............................      $    811           1.3%   $  1,061         1.8%     $   873          1.4%
Checking Accounts (0.0% to 4.8%).............         7,724          11.9       6,305        10.6        5,580          9.3
Savings Accounts (2.3% to 4.9%)..............        23,380          36.1      23,443        39.3       18,276         30.4
Money Market Accounts (2.0% to 2.5%).........           343            .5         463          .8          599          1.0
                                                    -------         -----     -------       -----      -------        -----

Total Non-Certificates.......................        32,258          49.8      31,272        52.5       25,328         42.1%
                                                    -------         -----     -------       -----      -------        -----

Certificates:
------------

 0.00 -  3.99%...............................            38            .1          11          .1          ---          ---
 4.00 -  4.99%...............................         8,703          13.4      10,251        17.1        3,016          5.0
 5.00 -  5.99%...............................         9,933          15.3      13,505        22.7       24,248         40.3
 6.00 -  6.99%...............................        10,610          16.4       4,360         7.2        6,891         11.5
 7.00 -  7.99%...............................         3,213           4.9         163          .2          553           .9
 8.00 -  8.99%...............................             6            .1           6          .1           94           .1
 9.00% and above.............................           ---           ---           8          .1           15           .1
                                                    -------         -----     -------       -----      -------        -----

Total Certificates...........................        32,503          50.2      28,304        47.5       34,817         57.9
                                                    -------        ------    --------      ------      -------       ------
Total Deposits...............................       $64,761         100.0%    $59,576       100.0%     $60,145        100.0%
                                                    =======         =====     =======       =====      =======        =====


         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2000.


                                          0.00-       4.00-      5.00-       6.00-      7.00%                  Percent
                                          3.99%       4.99%      5.99%       6.99%     or more      Total     of Total
                                    --------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Certificate accounts maturing
in quarter ending              :
-------------------------------
September 30, 2000..................         ---      2,491      2,837       2,884           6      8,218          25.28%
December 31, 2000...................         ---      2,118      1,043         951         614      4,726          14.54
March 31, 2001......................         ---        673      1,326       1,826          15      3,840          11.81
June 30, 2001.......................         ---        784        997       1,222         912      3,915          12.05
September 30, 2001..................          25        369        738         151       1,653      2,936           9.03
December 31, 2001...................         ---        205        434         507         ---      1,146           3.53
March 31, 2002......................         ---        419        828         462         ---      1,709           5.26
June 30, 2002......................          ---        240        743         176         ---      1,159           3.57
Thereafter..........................          13      1,404        987       2,431          19      4,854          14.93
                                            ---      ------     ------     -------      ------    -------         -----

Total...............................        $38      $8,703     $9,933     $10,610      $3,219    $32,503         100.0%
                                            ====     ======     ======     =======      ======    =======         =====

   Percent of total.................        .12%     26.78%     30.56%      32.64%       9.90%     100.0%
                                            ===      =====      =====       =====        ====      =====



         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

                                                         Maturity
                                   ---------------------------------------------------

                                               Over        Over
                                   3 Months    3 to 6     6 to 12    Over
                                    or Less    Months     Months    12 months   Total
                                    -------    ------     ------    ---------   -----
                                                 (Dollars in Thousands)
Certificates of deposit of less
 than $100,000                     $ 5,218    $ 4,012    $ 7,178    $11,155    $27,563

Certificates of deposit of
 $100,000 or more                      200        564        577        649      1,990

Public funds(1)                      2,800        150         --         --      2,950
                                   -------    -------    -------    -------    -------

Total certificates of
 deposit                           $ 8,218    $ 4,726    $ 7,755    $11,804    $32,503
                                   =======    =======    =======    =======    =======


---------------------

(1)  Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, primarily FHLB advances, when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Bank may rely upon borrowings for short-term liquidity needs.

         Horizon Federal may obtain advances from the FHLB of Des Moines upon the security of its capital stock in the FHLB of Des Moines and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2000, the Bank had $9.0 million in FHLB advances.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                   Year Ended June 30,
                                         ---------------------------------------
                                           2000            1999            1998
                                         -------         -------         -------
                                                  (Dollars in Thousands)
Maximum Balance:
----------------
  FHLB advances                          $16,599         $20,636         $25,060

Average Balance:
----------------
  FHLB advances                          $13,265         $19,038         $22,276


         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.


                                                    At June 30,
                                         ----------------------------------
                                          2000          1999         1998
                                         ------        -------      -------
                                                (Dollars in Thousands)

FHLB advances......................      $9,014        $16,606      $20,038
                                         ======        =======      =======

Weighted average interest
 rate of FHLB advances.............       5.67%          5.07%        5.24%

Subsidiary Activities

         As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.7 million at June 30, 2000, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $56,000. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

         Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of products to customers of Horizon Federal. For the fiscal year ended June 30, 2000, HISI had a net gain of $7,300.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of May 22, 2000 and December 31, 1989, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2000 was $33,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2000, the Bank's lending limit under this restriction was approximately $1.0 million.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2000, the Bank did not have any intangible assets or purchased mortgage servicing rights.

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

         At June 30, 2000, the Bank had tangible capital of $6.3 million, or 7.8% of adjusted total assets, which is approximately $5.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2000, the Bank had no intangibles which were subject to these tests.

         At June 30, 2000, the Bank had core capital equal to $6.3 million, or 7.8% of adjusted total assets, which is $3.1 million above the minimum leverage ratio requirement of 4% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2000, the Bank had no capital instruments that qualify as supplementary capital, and $362,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to- value ratio and reciprocal holdings of qualifying capital instruments. Horizon Federal had a $9,000 exclusion from capital and assets at June 30, 2000.

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

         On June 30, 2000, the Bank had total capital of $6.7 million (including $6.3 million in core capital and $362,000 in qualifying supplementary capital) and risk-weighted assets of $50.3 million (including $167,000 in converted off-balance sheet assets); or total capital of 13.3% of risk-weighted assets. This amount was $2.6 million above the 8% requirement in effect on that date.

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

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of their average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 2000, the Bank was in compliance with this requirement, with an overall liquid asset ratio of 5.4%.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At June 30, 2000, the Bank met the test and has always met the test since its effectiveness.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2000, the Bank had $702,500 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the years ended June 30, 2000 and 1999, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $70,000 and $77,000 respectively. The $12,000 dividend received for the quarter ended June 30, 2000 reflects an annualized rate of 6.86%, .56% above the rate for calendar 1999. Over the past five fiscal years such dividends have averaged 6.81%.

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

         For the year ended June 30, 2000, dividends paid by the FHLB of Des Moines to the Bank totaled $70,000, which constitutes a $7,000 decrease over the amount of dividends received in fiscal year 1999. The $12,000 dividend for the quarter ended June 30, 2000 reflects an annualized rate of 6.86% or .42% above the rate for fiscal 1999.

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

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method which was used in prior years) used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 2000, the Bank's post-1987 excess reserves amounted to approximately $111,000. The recapture will be approximately $56,000 per year and will occur over a six-year period which began in fiscal 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As a result, the Company computes its bad debt deduction on the experience method.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000, the Bank's Excess for tax purposes totaled approximately $1.3 million.

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

Impact of New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity. Accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133, as amended by SFAS 137 and SFAS 138, will be effective for the Company beginning July 1, 2000. Management does not expect the adoption of SFAS 133, SFAS 137 and SFAS 138 to have a significant impact on the Company's financial statements.

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

Employees

         At June 30, 2000, the Bank had a total of 25 full-time and five part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Sharon K. McCrea - Ms. McCrea, age 58, joined Horizon Federal in 1959, as a teller, was appointed Assistant Treasurer in 1974 and promoted to Treasurer and Comptroller of the Bank in 1979. Ms. McCrea is in charge of the accounting department of the Bank.

         Kent R. Frankenfeld - Mr. Frankenfeld, age 44, joined the Bank in October 1994, as Vice President in charge of Marketing and Product Development. Mr. Frankenfeld was the Vice President of a savings bank located in Des Moines, Iowa prior to joining the Bank.

Item 2.  Description of Property

         The Bank conducts its business through its three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 2000. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2000 was approximately $1.1 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.





                                                        Total
                                                     Approximate
                                      Date              Square              Net Book Value at
                     Location       Acquired           Footage                June 30, 2000
----------------------------------------------------------------------------------------------
Main Office:
 301 First Avenue East                1964               4,230                    $222,000
 Oskaloosa, Iowa

Branch Offices:
 509 A Avenue, West                   1992               3,277                     544,000
 Oskaloosa, Iowa

 1022 West Pleasant Street            1979               1,598                     284,000
 Knoxville, Iowa

         Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company in Oskaloosa and Knoxville, Iowa with the completion of our expansion in Knoxville in September of 2000.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2000 was approximately $93,000.

Item 3.  Legal Proceedings
         -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 2000.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         Page 40 of the attached 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         Pages 4 through 14 of the attached 2000 Annual Report to Stockholders are incorporated herein by reference.

Item 7.  Financial Statements
         --------------------

         The following information appearing in the Company's 2000 Annual Report to Stockholders for the year ended June 30, 2000, is incorporated herein by reference.

Annual Report Section                                     Pages in Annual Report
---------------------                                     ----------------------

Independent Auditors' Report                                          15

Consolidated Balance Sheets as of June 30, 2000 and 1999              16

Consolidated Statements of Operations for the Years Ended
 June 30, 2000, 1999 and 1998                                         17

Consolidated Statements of Changes in Stockholders' Equity
 and Comprehensive Income for Years Ended
 June 30, 2000, 1999 and 1998                                         18

Consolidated Statements of Cash Flows for Years Ended
 June 30, 2000, 1999 and 1998                                         19

Notes to Consolidated Financial Statements                           20-39

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 2000, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------------------

Directors
---------

         Information concerning Directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
------------------

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)
-----------------------------

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation
          ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

                  (a)  Exhibits -- See Index to Exhibits.

                  (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three- month period ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HORIZON FINANCIAL SERVICES
                                                CORPORATION



Date:                                      By:  /s/Robert W. DeCook
     ----------------------                     --------------------------
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



/s/Robert W. DeCook                          /s/Thomas L. Gillespie
-------------------                          ----------------------
Robert W. DeCook, Director, President and    Thomas L. Gillespie, Director and
Chief Executive Officer (Principal           Vice President
Executive Officer)

Date:                                        Date:
     -----------------------                       -----------------------


/s/Gary L. Rozenboom                         /s/Dwight L. Groves
--------------------                         -------------------
Gary L. Rozenboom, Director                  Dwight L. Groves, Director


Date:                                        Date:
     -----------------------                       -----------------------


/s/Norman P. Zimmerman                       /s/Sharon K. McCrea
----------------------                       -------------------
Norman P. Zimmerman, Director                Sharon K. McCrea, Treasurer and
                                             Comptroller, (Principal Financial
                                             and Accounting Officer)

Date:                                        Date:
     -----------------------                       -----------------------

                                Index to Exhibits






 Exhibit
 Number                                      Document
 ------                                      --------

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