Form 10QSB
period 2000-09-30
HORIZON FINANCIAL SERVICES CORP
filed 2000-11-14
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       or

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

                                  (641) 673-8328
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock                                843,762
               ------------                         ---------------------
                  Class                               Shares Outstanding
                                                      as of November 14, 2000

Transitional Small Business Disclosure Format (check one):
Yes  [   ]:  No  [  X ]

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                                       Page
                                                                                     ----

          Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 2000 and June 30, 2000.          1

          Consolidated Statements of Operations for the three months ended              2
          September 30, 2000 and 1999.

          Consolidated Statements of Comprehensive Income for the three months          3
          ended September 30, 2000 and 1999.

          Consolidated Statements of Cash Flows for the three months ended              4
          September 30, 2000 and 1999.

          Notes to Consolidated Financial Statements                                    5

          Item 2.  Management's Discussion and Analysis of Financial Condition and      7
                     Results of Operations


Part II.  Other Information                                                            12

          Signatures                                                                   13

          Index of Exhibits                                                            14

          Financial Data Schedule                                                      15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                     September 30,           June 30,
Assets                                                                  2000                   2000
------                                                           ----------------        --------------
                                                                                (Unaudited)
Cash and cash equivalents                                            $  2,585,308         $  1,981,511
Securities available-for-sale                                          15,638,937           15,670,119
Loans receivable, net                                                  65,375,550           62,417,395
Real estate                                                               247,720              248,951
Stock in Federal Home Loan Bank, at cost                                  702,500              702,500
Office property and equipment, net                                      1,307,460            1,049,821
Accrued interest receivable                                               693,936              602,765
Deferred tax asset                                                        290,700              380,300
Prepaid expenses and other assets                                          80,277              130,718
                                                                     -------------        -------------

     Total assets                                                    $ 86,922,388         $ 83,184,080
                                                                     =============        =============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                             $ 67,380,791         $ 64,761,224
Advances from Federal Home Loan Bank                                    9,990,360            9,014,199
Advance payments by borrowers for taxes and insurance                      45,447              410,555
Accrued income taxes                                                      247,450              201,950
Accrued expenses and other liabilities                                    843,674              530,145
                                                                     -------------        -------------

     Total liabilities                                                 78,507,722           74,918,073
                                                                     -------------        -------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                      ---                  ---
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares                   10,462               10,462
Additional paid-in capital                                              5,022,511            5,020,361
Retained earnings, substantially restricted                             5,261,829            5,135,636
Treasury stock, at cost (200,936 and 183,236 shares at
     September and June 2000, respectively)                            (1,450,436)          (1,314,197)
Unearned employee stock ownership plan shares                               - - -               (5,593)
Accumulated other comprehensive income (loss) - net
      loss unrealized on securities available for sale                   (429,700)            (580,662)
                                                                     -------------        -------------

     Total stockholders' equity                                         8,414,666            8,266,007
                                                                     -------------        -------------

Total liabilities and stockholders' equity                           $ 86,922,388         $ 83,184,080
                                                                     =============        =============


See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                          Three Months
                                                                       Ended September 30
                                                                   2000                 1999
                                                                   ----                 ----
                                                                           (Unaudited)
Interest income:
  Loans                                                        $ 1,357,163         $ 1,179,980
  Investment securities available-for-sale                         257,139             272,065
  Other investment income                                           17,873              96,606
                                                               -----------         -----------

Total interest income                                            1,632,175           1,548,651
                                                               -----------         -----------

Interest expense:
  Deposits                                                         807,016             647,095
  Advance from Federal Home Loan Bank                              139,580             215,023
                                                               -----------         -----------

Total interest expense                                             946,596             862,118
                                                               -----------         -----------

Net interest income                                                685,579             686,533

Provision for losses on loans                                       24,000              24,000
                                                               -----------         -----------

Net interest income after provision for losses on loans            661,579             662,533
                                                               -----------         -----------

Noninterest income:
  Fees, commissions and service charges                            153,780             118,624
  Loss on sale of securities, net                                  (36,350)           (233,306)
  Other                                                              - - -               - - -
                                                               -----------         -----------

Total noninterest income                                           117,430            (114,682)
                                                               -----------         -----------

Noninterest expense:
  Compensation, payroll taxes and employee benefits                298,568             289,648
  Advertising                                                       14,401              27,778
  Office property and equipment                                     84,785              79,406
  Federal insurance premiums and special assessments                 7,893              12,629
  Data processing services                                          42,715              38,876
  Other real estate expense, net                                     2,446               2,559
  Other                                                             76,509              87,710
                                                               -----------         -----------

Total noninterest expense                                          527,317             538,606
                                                               -----------         -----------

Earnings before taxes on income                                    251,692               9,245

Taxes on income                                                     87,500               3,500
                                                               -----------         -----------

Net earnings                                                   $   164,192         $     5,745
                                                               ===========         ===========

  Earnings per common share -
     Basic                                                           $0.19               $0.01
     Diluted                                                         $0.19               $0.01


See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                                               Three Months
                                                                             Ended September 30
                                                                           2000              1999
                                                                           ----              ----
                                                                                (Unaudited)
Net income                                                               $ 164,192        $   5,745

Other Comprehensive Income:
      Unrealized gains (losses) on securities available for sale:
          Unrealized holding gains (losses) arising
            during the period, net of tax                                  117,936         (116,643)
      Less: reclassification adjustment for net losses
            included in net income, net of tax                              33,026          194,119
                                                                         ---------        ---------

Other comprehensive income, net of tax                                     150,962           77,476
                                                                         ---------        ---------


Comprehensive income                                                     $ 315,154        $  83,221
                                                                         ---------        ---------


See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                             Three months ended
                                                                                September 30,
                                                                           2000                1999
                                                                         -------              -------
                                                                                  (Unaudited)
Cash flows from operating activities:
Net earnings                                                            $   164,192         $     5,745
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                               29,317              30,923
  Amortization of fees, premiums and accretion of discounts, net                  7             (35,003)
  Provision for losses on loans                                              24,000              24,000
  Loans originated for sale                                                (618,425)           (735,220)
  Proceeds on sales of loans                                                481,253             723,520
  Loss on sale of securities                                                 36,350             233,306
  Increase in accrued income taxes payable                                   45,500               - - -
  (Increase) decrease in accrued interest receivable                        (91,171)              9,788
  Amortization of stock compensation plans                                    5,593              14,898
  Other, net                                                                367,351              56,561
                                                                        -----------         -----------

Net cash provided by operating activities                                   443,967             328,518
                                                                        -----------         -----------

Cash flows from investing activities:
  Principal collected on securities available for sale                      219,404             425,656
  Proceeds from sale of securities available for sale                       224,313           3,920,325
  Purchase of securities available for sale                                (208,330)         (1,341,349)
  Loans to customers, net                                                (2,844,983)           (733,783)
  Purchase of office property and equipment, net                           (286,956)               (711)
                                                                        -----------         -----------

Net cash (used in) provided by investing activities                      (2,896,552)          2,270,138
                                                                        -----------         -----------

Cash flows from financing activities:
  Increase (decrease) in deposits, net                                    2,619,567            (719,374)
  Decrease advance payments by borrowers for taxes and insurance           (365,108)           (319,816)
  Proceeds from advances from FHLB                                        1,000,000               - - -
  Principal payments on advances from FHLB                                  (23,839)            (22,497)
  Payment of dividends                                                      (37,999)            (38,860)
  Treasury stock acquired                                                  (136,239)              - - -
                                                                        -----------         -----------

Net cash provided by (used in) financing activities                       3,056,382          (1,100,547)
                                                                        -----------         -----------

Net increase in cash and cash equivalents                                   603,797           1,498,109
Cash and cash equivalents at beginning of period                          1,981,511           7,917,020
                                                                        -----------         -----------
Cash and cash equivalents at end of period                              $ 2,585,308         $ 9,415,129
                                                                        ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                $   801,820         $   770,305
  Cash paid for taxes                                                        42,000               - - -
                                                                        ===========         ===========


See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 2000 unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and its results of operations and statements of cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2000. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share". The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three month periods ended September 30, 2000 and 1999:

                                                                      Three Months Ended
                                                                         September 30
                                                                    2000              1999
                                                                    ----              ----
Net earnings                                                     $ 164,192         $   5,745
                                                                 =========         =========


Basic earnings per share:
       Weighted average shares outstanding                         852,111           875,062

       Less unearned employee stock ownership plan shares             (945)          (11,470)
                                                                 ---------         ---------

Weighted average number of common shares outstanding               851,166           863,592
                                                                 =========         =========

Earnings per common share - basic                                $    0.19         $    0.01
                                                                 =========         =========

Diluted earnings per share:
       Weighted average shares outstanding                         852,111           875,062

       Less unearned employee stock ownership plan shares             (945)          (11,470)

       Assumed incremental option shares
          using the treasury stock method                            9,571            13,916
                                                                 ---------         ---------

Common and common equivalent shares outstanding                    860,737           877,508
                                                                 =========         =========

Earnings per common share - diluted                              $    0.19         $    0.01
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

Local economic conditions in the Bank's market are stable. As a result of an over-supply of grain, farm prices for grain, which are currently depressed, may continue to remain depressed and drop further. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank.

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


FINANCIAL CONDITION

The Company's total assets at September 30, 2000 of $86.9 million increased $3.7 million, or 4.49%, from $83.2 million at June 30, 2000. This increase was attributed to the loans receivable increase of $2.9 million, or a 4.74% increase over June 30, 2000 and a cash and cash equivalents increase of $604,000.
Additional growth in total assets is attributed to the increase in office property and equipment of $258,000. The Company completed an extensive remodel of its Knoxville, Iowa branch office this quarter. The expansion will generate better office efficiency and provide additional customer parking.

Total liabilities increased $3.6 million, or 4.79%, to $78.5 million at September 30, 2000 from $74.9 million at June 30, 2000. This is a result of a $2.6 million increase in deposits, and a $976,000 increase in advances from the Federal Home Loan Bank which was used to fund the Bank's increased loan demand and maintain required liquidity. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month periods ended September 30, 2000 and September 30, 1999.

GENERAL

Net earnings increased $158,000 to $164,000 for the three month period ended September 30, 2000 from $6,000 for the three month period ended September 30, 1999. This increase was primarily attributable to a decrease in losses on sales of securities from $233,000 for the three month period ended September 30, 1999 to $36,000 for the three month period ended September 30, 2000.

INTEREST INCOME

Interest income increased $83,000 to $1,632,000 for the three month period ended September 30, 2000 compared to $1,549,000 for the three month period ended September 30, 1999. The increase was the result of a 24 basis point increase in the weighted average yield on average interest-earning assets to 7.98% for the three month period ended September 30, 2000 as compared to 7.74% for the same period in 1999 and an increase in the average outstanding balances of interest-earning assets from $80.0 million for the three month period ended September 30, 1999 to $81.8 million for the same period ended September 30, 2000.

INTEREST EXPENSE

Interest expense increased $85,000 to $946,000 for the three month period ended September 30, 2000 compared to $862,000 for the three month period ended
September 30, 1999. The increase in interest expense was primarily due to the weighted average yield on interest-bearing liabilities increasing by 47 basis points to 5.02% for the three month period ended September 30, 2000 as compared to 4.55% for the same period in 1999. The average outstanding balance of average interest-bearing liabilities decreased $467,000 from $75.8 million for the three month period ended September 30, 1999 to $75.4 million for the same period ended September 30, 2000.

NET INTEREST INCOME

Net interest income decreased $1,000 from $687,000 for the three month period ended September 30, 1999 to $686,000 for the three month period ended September 30, 2000. The Company's net interest margin decreased 24 basis points to 2.96% for the three month period ended September 30, 2000 as compared to 3.20% for the same period in 1999. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities increased 3.03% from 105.47% for the three month period ended September 30, 1999 to 108.50% for the three month period ended September 30, 2000.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company recorded a provision for losses on loans of $24,000 for the three month periods ended September 30, 2000 and 1999. As of September 30, 2000, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1,164,000 or 1.34% of total assets, compared to $1,155,000 or 1.39% of total assets as of June 30, 2000. As of September 30, 2000, the Company's allowance for losses on loans was $390,000, representing 33.5% of non-performing assets and .60% of net loans receivable.


The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach to maintain the allowance for loan losses at a level consistent with the Company's loss experiences and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. In addition, federal regulators may require additional reserves as a result of their examination of the Company. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NONINTEREST INCOME

Noninterest income increased $232,000 to $117,000 for the three months ended September 30, 2000 from (115,000) for the same period ended September 30, 1999. The increase was primarily attributable to a $233,000 loss recognized on the sale of securities for the three month period ended September 30, 1999 as compared to a $36,000 loss recognized on the sale of securities for the same period ended September 30, 2000. Fees, commissions, and service charges increased $35,000 for the period ending September 30, 2000 as compared to the same period ended September 30, 1999 due to increased service charges on checking accounts and commission income on sales of alternative financial products sold through the wholly-owned financial services subsidiary of the Bank.


NONINTEREST EXPENSE

Total noninterest expense decreased $12,000 from $539,000 for the three months ended September 30, 1999 to $527,000 for the three month period ended September 30, 2000. The decrease was primarily attributable to a decrease of $14,0000 in advertising expense from $28,000 for the three month period ended September 30, 1999 to $14,000 for the same period ended September 30, 2000 and a decrease of $11,000 in other expense due to decreased legal fees. Compensation and employee benefits expenses, the largest component of noninterest expense, increased $9,000 for the three months ended September 30, 2000 as compared to the same period in 1999.

TAXES ON INCOME

The Company had a $84,000 increase in taxes on income for the three month period ended September 30, 2000 as a result of increased net earnings.


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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that requirement. The Bank's liquidity ratio was 5.00% on September 30, 2000 and 5.38% on June 30, 2000.

At September 30, 2000, the Company had advances of $10.0 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2000, the Company had outstanding commitments to extend credit which amounted to $2,769,000 (including $904,000 in available revolving commercial lines of credit). At September 30, 2000, certificates of deposit scheduled to mature in one year or less totaled $23.4 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 2000, the Bank had tangible and core capital of $6.2 million, or 7.3% of adjusted total assets, which was approximately $5.0 million and $2.8 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 2000, the Bank had risk-based capital of $6.6 million (including $6.2 million in core capital), or 12.5% of risk- weighted assets of $52.9 million. This amount was $2.4 million above the 8.0% requirement in effect on that date.

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

ITEM 3.        Defaults Upon Senior Securities
               -------------------------------
               None

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None

ITEM 5.        Other Information
               -----------------
               None

ITEM 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------
               (a)   Exhibits:
                     See Index to Exhibits

               (b) The following is a description of the Form 8-K filed during the three months ended September 30, 2000:

                     On September 6, 2000, a current report on Form 8-K was filed to announce the Company's earnings for the quarter and fiscal year ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HORIZON FINANCIAL SERVICES CORPORATION
                                    Registrant


Date: November 14,2000               /s/ Robert W. DeCook
      ------------------            ------------------------------------------
                                    Robert W. DeCook
                                    President and Chief Executive Officer




Date: November 14, 2000              /s/ Sharon McCrea
      --------------------          ------------------------------------------
                                    Sharon McCrea
                                    Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
                                Number Document
------    ----------------------------------------------------------------------

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