Form 10QSB
period 2000-12-31
HORIZON FINANCIAL SERVICES CORP
filed 2001-02-08
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 2000
                               -------------------------------------------------

                                       or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                      0-24036
                        --------------------------------------------------------

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

                                  (641)673-8328
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock                                          751,462
  ------------------                         -------------------------------
       Class                                       Shares Outstanding
                                                 as of December 31, 2000

Transitional Small Business Disclosure Format (check one):
Yes         :  No      X
   ---------      -----------

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                                           Page
                                                                                         ----

          Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets at December 3l, 2000 and June 30, 2000.              1

          Consolidated Statements of Operations for the three months and                   2
          six months ended December 31, 2000 and 1999

          Consolidated Statements of Comprehensive Income for the three months             3
          and six months ended December 31, 2000 and 1999.

          Consolidated Statements of Cash Flows for the six months ended                   4
          December 31, 2000 and 1999.

          Notes to Consolidated Financial Statements                                       5

          Item 2.  Management's Discussion and Analysis of Financial Condition and         7
                     Results of Operations


Part II.  Other Information                                                               13

          Signatures                                                                      14

          Index of Exhibits                                                               15

          Financial Data Schedule                                                         16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    December 31,          June 30,
Assets                                                                 2000                 2000
------                                                             --------------      --------------
                                                                    (Unaudited)
Cash and cash equivalents                                          $    2,636,428      $   1,981,511
Securities available-for-sale                                          14,675,565         15,670,119
Loans receivable, net                                                  65,666,086         62,417,395
Real estate                                                               246,339            248,951
Stock in Federal Home Loan Bank, at cost                                  702,500            702,500
Office property and equipment, net                                      1,297,090          1,049,821
Accrued interest receivable                                               620,966            602,765
Deferred tax asset                                                        215,900            380,300
Prepaid expenses and other assets                                          60,629            130,718
                                                                   --------------      -------------

     Total assets                                                  $   86,121,503      $  83,184,080
                                                                   ==============      =============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                           $   67,994,399      $  64,761,224
Advances from Federal Home Loan Bank                                    9,703,976          9,014,199
Advance payments by borrowers for taxes and insurance                     171,098            410,555
Accrued income taxes                                                      118,863            201,950
Accrued expenses and other liabilities                                    230,358            530,145
                                                                   --------------      -------------

     Total liabilities                                                 78,218,694         74,918,073
                                                                   --------------      -------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                     ---                 ---
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued and outstanding 1,046,198 shares                   10,462             10,462
Additional paid-in capital                                              5,022,511          5,020,361
Retained earnings, substantially restricted                             5,270,286          5,135,636
Treasury stock, at cost, 294,736 shares                                (2,129,894)        (1,314,197)
Unearned employee stock ownership plan shares                                 ---             (5,593)
Unrealized losses on securities available for sale                       (270,556)          (580,662)
                                                                   --------------      -------------

     Total stockholders' equity                                         7,902,809          8,266,007
                                                                   --------------      -------------

Total liabilities and stockholders' equity                         $   86,121,503      $  83,184,080
                                                                   ==============      =============

See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                        Three Months                       Six months
                                                                      Ended December 31,                Ended December 31,
                                                                    2000             1999            2000              1999
                                                                    ----             ----            ----              ----
                                                                         (Unaudited)                       (Unaudited)
Interest income:
Interest on loans                                               $ 1,357,669      $ 1,184,531      $ 2,714,832      $ 2,364,511
Interest on securities available for sale                           231,876          262,828          489,015          534,893
Other investment income                                              18,487           80,234           36,360          176,840
                                                                -----------      -----------      -----------      -----------
Total interest income                                             1,608,032        1,527,593        3,240,207        3,076,244
                                                                -----------      -----------      -----------      -----------

Interest expense:
Interest on deposits                                                851,972          660,225        1,658,988        1,307,320
Interest on advances and other borrowing                            145,474          196,871          285,054          411,894
                                                                -----------      -----------      -----------      -----------

Total interest expense                                              997,446          857,096        1,944,042        1,719,214
                                                                -----------      -----------      -----------      -----------

Net interest income                                                 610,586          670,497        1,296,165        1,357,030

Provision for losses on loans                                       141,247           24,000          165,247           48,000
                                                                -----------      -----------      -----------      -----------

Net interest income after provision for
  losses on loans                                                   469,339          646,497        1,130,918        1,309,030
                                                                -----------      -----------      -----------      -----------
Non-interest income:
Fees, commissions and service charges                               132,602          112,696          286,382          231,320
Gain (loss) on securities available for sale, net                     8,144            8,205          (28,206)        (225,101)
                                                                -----------      -----------      -----------      -----------

Total non-interest income                                           140,746          120,901          258,176            6,219
                                                                -----------      -----------      -----------      -----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                                 275,379          287,593          573,947          577,241
Advertising                                                          20,849           27,426           35,250           55,204
Office property and equipment                                        73,990           78,352          158,775          157,758
Federal insurance premiums                                            8,156           13,508           16,049           26,137
Data processing services                                             44,035           41,818           86,750           80,694
Other real estate expense, net                                          873            2,166            3,319            4,725
Other                                                               136,330          104,934          212,839          192,644
                                                                -----------      -----------      -----------      -----------

Total non-interest expense                                          559,612          555,797        1,086,929        1,094,403
                                                                -----------      -----------      -----------      -----------

Earnings before taxes on income                                      50,473          211,601          302,165          220,846

Taxes on income                                                       8,200           64,200           95,700           67,700
                                                                -----------      -----------      -----------      -----------

Net earnings                                                    $    42,273      $   147,401      $   206,465      $   153,146
                                                                ===========      ===========      ===========      ===========


     Earnings per common share
       Basic                                                          $0.05            $0.17            $0.25            $0.18
       Diluted                                                        $0.05            $0.17            $0.25            $0.17

See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                                       Three Months Ended             Six Months Ended
                                                                          December 31,                  December 31,
                                                                     2000             1999          2000            1999
                                                                     ----             ----          ----            ----
                                                                           (Unaudited)                    (Unaudited)
Net income                                                        $    42,273     $   147,401    $   206,465    $  153,146

Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax                                157,985         (67,192)       275,921      (183,835)
   Less: reclassification adjustment for net (gains) losses
         included in net income, net of tax                             1,159           8,025         34,185       202,144
                                                                  -----------     -----------    -----------    ----------

Other comprehensive income (loss), net of tax                         159,144         (59,167)       310,106        18,309
                                                                  -----------     -----------    -----------    ----------


Comprehensive income                                              $   201,417     $    88,234    $   516,571    $  171,455
                                                                  -----------     -----------    -----------    ----------


See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      Six months ended
                                                                                         December 31,
                                                                                    2000              1999
                                                                                    ----              ----
                                                                                         (Unaudited)
Cash flows from operating activities:
Net earnings                                                                 $      206,465      $     153,146
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                                      58,671             61,842
   Amortization of fees, premiums and accretion of discounts, net                   (70,679)           (35,603)
   Provision for losses on loans                                                    165,247             48,000
   Loans originated for sale                                                     (1,220,650)        (1,647,520)
   Proceeds on sales of loans                                                       711,425          2,439,613
   Loss on sale of securities                                                        28,206            225,101
   (Increase) decrease in accrued interest receivable                               (18,201)             3,863
   (Decrease) increase in accrued taxes payable and deferred taxes                  (83,087)           209,916
   Amortization of stock compensation plans                                           5,593             29,433
   Other, net                                                                      (224,976)          (225,291)
                                                                             ---------------     --------------

Net cash (used in) provided by operating activities                                (441,986)         1,262,500
                                                                             ---------------     --------------

Cash flows from investing activities:

   Principal collected on securities available for sale                             617,479            685,277
   Proceeds from sale of securities available for sale                            1,126,840          4,040,868
   Purchase of securities available for sale                                       (232,786)        (4,063,674)
   Loans to customers, net                                                       (2,904,713)        (2,884,558)
   Purchase of office property and equipment, net                                  (305,900)           (10,945)
                                                                             ---------------     --------------

Net cash used in investing activities                                            (1,699,080)        (2,233,032)
                                                                             ---------------     --------------

Cash flows from financing activities:

   Increase in customer deposit accounts, net                                     3,233,175          1,330,161
   Decrease in advance payments by borrowers for taxes and insurance               (239,457)          (202,849)
   Proceeds from advances from FHLB                                               1,500,000            - - -
   Principal payments on advances from FHLB                                        (810,223)        (4,045,322)
   Treasury stock acquired                                                         (815,697)           (64,064)
   Payment of cash dividends                                                        (71,815)           (77,629)
                                                                             ---------------     --------------

Net cash provided by (used in) financing activities                               2,795,983         (3,059,703)
                                                                             ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                654,917         (4,030,235)
Cash and cash equivalents at beginning of period                                  1,981,511          7,917,020
                                                                             ---------------     --------------
Cash and cash equivalents at end of period                                   $    2,636,428      $   3,886,785
                                                                             ===============     ==============

Supplemental disclosures of cash flow information:

   Cash paid for interest                                                    $    2,254,230      $   1,933,245
   Cash paid for taxes                                                       $      129,967      $       2,985
                                                                             ===============     ==============


See Notes to Consolidated Financial Statements

                     HORIZON FINANCIAL SERVICES CORPORATION

                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 2000 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 2000 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2000. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

2.  ORGANIZATION

The Company was organized as a Delaware corporation at the direction of Horizon Federal Savings Bank (the "Bank") for the purpose of becoming a savings bank holding company, as part of the conversion from a mutual to a stock institution. The conversion was completed on June 28, 1994 with the sale of 506,017 (pre-split) shares of the Company's common stock at a price of $10 per share.

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

4.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended December 31, 2000 and 1999:

                                                                  3 Months    3 Months      6 Months      6 Months
                                                                   Ended       Ended         Ended         Ended
                                                                  12/31/00    12/31/99      12/31/00      12/31/99
                                                                 ----------  ----------    ----------    ----------
Net Earnings                                                     $  42,273   $ 147,401     $ 206,465     $ 153,146
                                                                 ==========  ==========    ==========    ==========

Basic earnings per share:
      Weighted average common shares outstanding                   806,875     872,203       829,493       873,633

      Less unearned employee stock ownership plan shares                 0      (8,784)         (472)      (10,127)
                                                                 ----------  ----------    ----------    ----------

Weighted average number of common shares outstanding               806,875     863,419       829,021       863,506
                                                                 ==========  ==========    ==========    ==========

Earnings per common share - basic                                $    0.05   $    0.17     $    0.25     $    0.18
                                                                 ==========  ==========    ==========    ==========


Diluted earnings per share:
      Weighted average shares outstanding                          806,875     872,203       829,493       873,633

      Less unearned employee stock ownership plan shares                 0      (8,784)         (472)      (10,127)
      Assumed incremental option shares
         using the treasury stock method                             5,213      10,276         7,392        12,096
                                                                 ----------  ----------    ----------    ----------

Common and common equivalent shares outstanding                    812,088     873,695       836,413       875,602
                                                                 ==========  ==========    ==========    ==========


Earnings per common share - diluted                              $    0.05   $    0.17     $    0.25     $    0.17
                                                                 ==========  ==========    ==========    ==========

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

The Company's results of operations are also affected by, among other things, fee income received, loss or profit on securities available for sale, the establishment of provisions for probable loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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

Local economic conditions in the Bank's market are declining slightly as home sales are still fairly active but below last year's level. As a result of an over-supply of grain, farm prices for grain and livestock, which are currently depressed, may continue to remain depressed and drop further affecting the local economy. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase the balance or quality of its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank.

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

FINANCIAL CONDITION

The Company's total assets at December 31, 2000 of $86.1 million increased $2.9 million, or 3.53%, from $83.2 million at June 30, 2000. Cash and cash equivalents increased $655,000, or 33.06%, due to an increase in customer deposit accounts, and loans receivable, net increased $3.2 million. Additional growth in total assets is attributable to the increase in office property and equipment of $247,000 due to an extensive remodeling of our Knoxville, Iowa branch office. Partially offsetting this increase was a decrease in securities available-for-sale of $994,500. This was a result of principal payments on the securities and the sale of a mortgage-backed security that had a net book value at date of disposal of $757,000.

Total liabilities increased $3.3 million, or 4.41%, to $78.2 million at December 31, 2000 from $74.9 million at June 30, 2000, primarily due to deposit growth of $3.2 million or 5.00%, to $68.0 million at December 31, 2000 from 64.8 million at June 30, 2000. An increase in advances from the Federal Home Loan Bank of $690,000, or 7.65%, from $9.0 million at June 30, 2000 to $9.7 million at December 31, 2000 additionally contributed to the increase in total liabilities. Total stockholders' equity decreased $363,000, from $8.3 million at June 30, 2000 to $7.9 million at December 31, 2000, primarily due to substantial treasury stock purchases totaling 93,800 shares. The impact on stockholders' equity from these repurchases was offset in part by earnings and a reduction in unrealized losses on securities available-for-sale. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non- interest income and the level of operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities, respectively. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts.

Comparison of three month and six month periods ended December 31, 2000 and December 31, 1999.

GENERAL

Net earnings for the three months ended December 31, 2000 decreased $105,000 to $42,000 from $147,000 for the three month period ended December 31, 1999. The decrease in net earnings for the quarter was primarily attributable to additional allocations to provision for loss of $117,000 in response to a commercial loan that was written off in its entirety, and to a lesser extent to a decrease of $50,000 in net interest income. Although the six month period ended December 31, 2000 was also impacted by the additional allocation to provision for loss, net earnings increased $53,000 to $206,500 from $153,000 for the comparable period in 1999. The increase for the six month period ended December 31, 2000 compared to the same period ended December 31, 1999 was generally due to increases in income from fees, commissions and service charges collected on loan originations and deposit transaction accounts, and a decline in losses on sales of securities, offset in part by the additional provisions and the decline in net interest income.

INTEREST INCOME

Interest income increased $80,000 to $1,608,000 for the three month period ended December 31, 2000 compared to $1,528,000 for the three month period ended December 31, 1999 and $164,000 to $3,240,000 for the six month period ended December 31, 2000 compared to $3,076,000 for the period ended December 31, 1999. The increase was due to an increase in interest on loans of $173,000 and $350,000, respectively, for the three month and six month periods ended December 31, 2000, as the result of average loans receivable growth of $7.8 million, or 13.81%, to $64.6 million at December 31, 2000 from $56.7 million at December 31, 1999. The average yield on loans receivable was equivalent for both periods being compared. Partially offsetting the increase in interest on loans were decreases in interest on assets available-for-sale and other interest-earning assets. These decreases were attributable to a decrease in average outstanding balances of these assets and a reduction in yield on other earning assets. The average outstanding balance for the six month period on securities available-for-sale decreased $1.3 million, from $16.6 million at December 31, 1999 to $15.3 million at December 31, 2000 and $794,000 for the comparable three month period, from $15.9 million to $15.1 million. Although the difference in yield on average assets available-for-sale for the three month period was immaterial, the yield for the six month period decreased 47 basis points, from 6.63% for the six month period ended December 31, 1999 to 6.16% for the six month period ended December 31, 2000. The average outstanding balance of other interest-earning assets decreased $4.5 million for the corresponding six month period and $3.9 million for the three month period. A direct result of this decrease was a reduction in yield for the periods being compared of 3.11%, from 4.56% to 1.45% for the six month period, and 2.96%, from 4.36% to 1.40% for the three month period.

INTEREST EXPENSE

Interest expense increased $140,000 to $997,000 from $857,000 for the three month period and $225,000 to $1,944,000 from $1,719,000 for the six month period ended December 31, 2000 as compared to the same periods in 1999. The increase in interest expense was primarily due to the average outstanding balance of deposits increasing $6.7 million from $59.6 million for the six months ended December 31, 1999 to $66.3 million for the six months ended December 31, 2000 and a $7.4 million increase from $59.8 million to $67.2 for the comparable three month period. Contributing to the increase in interest expense was a weighted average rate on deposits increase of 62 basis points to 5.01% for the six month period ended December 31, 2000 as compared to 4.39% for the same period in 1999. The weighted average rate on deposits for the three month period comparison increased 65 basis points from 4.42% for the three month period ended December 31, 1999 to 5.07% for the comparable period ended December 31, 2000. The impact of the increase in interest on deposits was offset in part by a decrease in interest on advance and other borrowings for the three and six month periods ended December 31, 2000 as compared to the same periods ended December 31, 1999. Interest on advances and other borrowings decreased $52,000 to $145,000 from $197,000 for the three month period and $127,000 to $285,000 from $412,000 for the six month period. This decrease is primarily attributable to reduced average borrowings of $5.8 million, from $15.6 million for the sixth month period ended December 31, 1999 to $9.8 million for the same period ended 2000. The decrease for the comparable three month period was $5.0 million from $14.8 million for the period ended December 31, 1999 to $9.8 million for same period ended 2000. There was a slight increase in weighted average rate of borrowings for both periods being compared ended December 31, 2000.

NET INTEREST INCOME

Net interest income was $611,000 and $1.3 million for the three months and six months ended December 31, 2000, respectively, compared to $670,000 and $1.3 million for the comparable periods in 1999. The Company's net interest margin decreased 28 basis points to 2.78% for the six month period ended December 31, 2000 as compared to 3.06% for the same period in 1999.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $165,000 for the six month period ended
December  31,  2000 as  compared  to $48,000  for the same  period  ended  1999.
Additional provisions were applied in the 2000 period in response to the write-off of a commercial loan with a balance of $161,000. As of December 31, 2000, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1,526,000 or 1.77% of total assets, compared to $1,155,000 or 1.39% of total assets as of June 30, 2000. As of December 31, 2000, the Company's allowance for losses on loans was $364,000, representing 23.9% of non-performing assets and .55% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loss experiences and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Company has historically experienced low loan losses, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Company. The calculation of the adequacy of the allowance for losses on loans is not based solely on the level of non- performing assets. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NONINTEREST INCOME

Noninterest income increased to $141,000 and $258,000 for the three and six months ended December 31, 2000, respectively, compared to $121,000 and $6,000 for the same periods ended December 31, 1999. The increase for the three month period ended December 31, 2000 was primarily attributable to a $20,000 increase in fees, commissions, and service charges collected as a result of increased number of fee-based accounts and enhanced fee collection efforts. For the six month period the increase was attributable to a $55,000 increase in fees, commissions, and service charges collected and the substantial reduction in loss on assets available-for-sale. There was a $28,000 loss on assets available-for-sale for the six months ended December 31, 2000 as compared to a $225,000 loss for the six months ended December 31, 1999.

NONINTEREST EXPENSE

Total noninterest expense was $560,000 and $1.1 million for the three and six months ended December 31, 2000, respectively, compared to $556,000 and $1.1 million for the same periods in 1999. Other expense increased $31,000 and $20,000 for the three and six month periods ended December 31, 2000, respectively, compared to the same period during 1999 due to increased audit and accounting expense, Now account expense, and other operating and nonoperating expenses. Advertising expense decreased $7,000 and $20,000 while data processing costs increased $2,000 and $6,000 for the three and six month periods ended
December 31, 2000, respectively, compared to the same period during 1999. Compensation and employee benefits expenses, the largest component of noninterest expense, decreased $12,000 and $3,000 for the three and six month periods ended December 31, 1999 as compared to the same period ended December 31, 1999.

TAXES ON INCOME

Income taxes decreased $56,000 for the three month period ended December 31, 2000 as compared to the same period ended December 31, 1999, however taxes on income increased $28,000 for the comparable six month periods. The six month period tax increase is primarily a result of the increase in net earnings for that period. The effective tax rate for all periods is 37.3%

LIQUIDITY AND CAPITAL RESOURCES

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

The Office of Thrift Supervision (the "OTS") requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets (United States Treasury and federal agency securities and other investments having maturities of five years of less) equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank has historically maintained its liquidity ratio in excess of that requirement. The Bank's liquidity ratio was 5.30% on December 31, 2000 and 5.38% on June 30, 2000.

At December 31, 2000, the Company had advances of $9.7 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2000, the Company had outstanding commitments to extend credit which amounted to $2,493,000 (including $1.3 million in available revolving commercial lines of credit). At December 31, 2000, certificates of deposit scheduled to mature in one year or less totaled $25.4 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At December 31, 2000, the Bank had tangible and core capital of $5.9 million, or 7.0% of adjusted total assets, which was approximately $4.6 million and $2.5 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 2000, the Bank had risk-based capital of $6.2 million (including $5.9 million in core capital), or 11.8% of risk- weighted assets of $52.6 million. This amount was $2.0 million above the 8.0% requirement in effect on that date.

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

               None

ITEM 3.    Defaults Upon Senior Securities
           -------------------------------

               None

ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

               (a)  Annual meeting date:  October 26, 2000
               (b)  Not required
               (c) The matters approved by stockholders at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes, if any) as to each matter are set forth below:

          Proposal                                  Number of Votes
          --------                                  ---------------
                                                 For              Withheld
                                               -------            --------
Election of the following directors
 for a three year term:

      1) Thomas L. Gillespie                   625,621            146,552
      2) Norman P. Zimmerman                   626,121            146,052


Ratification of the appointment of  KPMG LLP     For      Against     Abstain
as the Company's auditors for the              -------    -------     -------
fiscal year ending June 30, 2001               725,461     None        46,712


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

                                   HORIZON FINANCIAL SERVICES CORPORATION
                                   Registrant

Date: February 9, 2001             /s/ Robert W. DeCook
      ----------------             ---------------------------------------------
                                   Robert W. DeCook
                                   President and Chief Executive Officer

Date: February 9, 2001             /s/ Vicki Hladik
      -----------------            ---------------------------------------------
                                   Vicki Hladik
                                   Chief Financial Officer

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