Form 10QSB
period 2001-03-31
HORIZON FINANCIAL SERVICES CORP
filed 2001-05-07
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    March 31, 2001

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from            to
                                       ------------    ------------

                       Commission File Number:   0-24036


                      Horizon Financial Servies Corporation
             ------------------------------------------------------
             (Exact name of registrant s specified in its charter)


           Delaware                                             42-1419757
-----------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



   301 First Avenue East, Oskaloosa, Iowa                          52577
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


(Registrant's telephone number, including area code)   (641)673-8328


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. [ X ] YES [   ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock                                          751,462
------------------                         ------------------------------------
      Class                                Shares Outstanding as of May 7, 2001

Transitional Small Business Disclosure Format (check one):

Yes [   ]:       No  [ X ]



             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

                                      INDEX


Part I.  Financial Information                                                       Page
                                                                                     ----

          Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 2001 and June 30, 2000.             1

          Consolidated Statements of Operations for the three months and nine          2
          months ended March 31, 2001 and 2000.

          Consolidated Statements of Comprehensive Income for the three months         3
          and nine months ended March 31, 2001 and 2000.

          Consolidated Statements of Cash Flows for the nine months ended              4
          March 31, 2001 and 2000.

          Notes to Consolidated Financial Statements                                   5

          Item 2.  Management's Discussion and Analysis of Financial Condition and     7
                     Results of Operations


Part II.  Other Information                                                           13

          Signatures                                                                  14

          Index of Exhibits                                                           15



                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                             March 31,        June 30,
                                                                               2001             2000
                                                                           -------------   -------------
                                                                            (Unaudited)
Assets
------

Cash and cash equivalents                                                  $   7,124,257   $   1,981,511
Securities available-for-sale                                                 14,719,850      15,670,119
Loans receivable, net                                                         65,379,233      62,417,395
Real estate                                                                      236,134         248,951
Stock in Federal Home Loan Bank, at cost                                         480,100         702,500
Office property and equipment, net                                             1,274,646       1,049,821
Accrued interest receivable                                                      595,644         602,765
Deferred tax asset                                                                69,650         380,300
Prepaid expenses and other assets                                                 84,342         130,718
                                                                            ------------   -------------

     Total assets                                                           $ 89,963,856   $  83,184,080
                                                                            ============   =============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                    $ 71,104,045   $  64,761,224
Advances from Federal Home Loan Bank                                           9,598,208       9,014,199
Advance payments by borrowers for taxes and insurance                            281,759         410,555
Accrued income taxes                                                             140,985         201,950
Accrued expenses and other liabilities                                           597,786         530,145
                                                                            ------------   -------------

     Total liabilities                                                        81,722,783      74,918,073
                                                                            ------------   -------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                              --              --
Common stock, $.01 par value, 1,500,000 shares
     authorized, issued 1,046,198 shares                                          10,462          10,462
Additional paid-in capital                                                     5,022,511       5,020,361
Retained earnings, substantially restricted                                    5,396,279       5,135,636
Treasury stock, at cost, (294,736 and 183,236 shares at
     March 31, 2001 and June 30, 2000, respectively)                          (2,129,894)     (1,314,197)
Unearned employee stock ownership plan shares                                         --          (5,593)
Unrealized losses on securities available for sale, net of taxes                 (58,285)       (580,662)
                                                                            ------------   -------------

     Total stockholders' equity                                                8,241,073       8,266,007
                                                                            ------------   -------------

Total liabilities and stockholders' equity                                  $ 89,963,856   $  83,184,080
                                                                            ============   =============


See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                Three Months                            Nine months
                                                                Ended March 31,                        Ended March 31,
                                                            2001               2000                2001               2000
                                                           ------             ------              ------             ------
                                                                   (Unaudited)                          (Unaudited)
Interest income:
Interest on loans                                        $ 1,376,132        $ 1,214,893        $ 4,090,964         $ 3,579,404
Interest on securities available for sale                    239,359            271,522            728,374             806,415
Other investment income                                       44,746             48,153             81,106             224,993
                                                         -----------        -----------        -----------         -----------
Total interest income                                      1,660,237          1,534,568          4,900,444           4,610,812
                                                         -----------        -----------        -----------         -----------

Interest expense:
Interest on deposits                                         866,662            686,224          2,525,650           1,993,544
Interest on advances and other borrowing                     130,697            165,697            415,751             577,591
                                                         -----------        -----------        -----------         -----------

Total interest expense                                       997,359            851,921          2,941,401           2,571,135
                                                         -----------        -----------        -----------         -----------

Net interest income                                          662,878            682,647          1,959,043           2,039,677

Provision for losses on loans                                 52,000             24,000            217,247              72,000
                                                         -----------        -----------        -----------         -----------

Net interest income after provision for
  losses on loans                                            610,878            658,647          1,741,796           1,967,677
                                                         -----------        -----------        -----------         -----------

Non-interest income:
Fees, commissions and service charges                        145,784            119,215            432,166             350,535
Gain (loss) on securities available for sale, net             15,505                 --            (12,701)           (225,101)
Other                                                             --                250                 --                 250
                                                         -----------        -----------        -----------         -----------

Total non-interest income                                    161,289            119,465            419,465             125,684
                                                         -----------        -----------        -----------         -----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                          280,031            289,706            853,978             866,947
Advertising                                                   19,489             23,287             54,739              78,491
Office property and equipment                                 77,099             73,168            235,874             230,926
Federal insurance premiums                                     8,370              7,561             24,419              33,698
Data processing services                                      48,015             44,390            134,765             125,084
Other real estate expense, net                                13,442              8,593             16,761              13,318
Other                                                         83,713             75,885            296,552             268,529
                                                         -----------        -----------        -----------         -----------

Total non-interest expense                                   530,159            522,590          1,617,088           1,616.993
                                                         -----------        -----------        -----------         -----------

Earnings before taxes on income                              242,008            255,522            544,173             476,368

Taxes on income                                               82,200             87,300            177,900             155,000
                                                         -----------        -----------        -----------         -----------

Net earnings                                             $   159,808        $   168,222        $   366,273         $   321,368
                                                         ===========        ===========        ===========         ===========

     Earnings per common share
       Basic                                             $      0.21        $      0.20        $      0.46         $      0.37
       Diluted                                           $      0.21        $      0.19        $      0.45         $      0.37


See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                                          Three Months Ended               Nine Months Ended
                                                                              March 31,                        March 31,
                                                                         2001            2000            2001            2000
                                                                        ------          ------          ------          ------
                                                                              (Unaudited)                      (Unaudited)
Net income                                                            $ 159,808         $ 168,222      $ 366,273        $ 321,368

Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax                                  221,993          (112,607)       514,413         (235,436)
   Reclassification adjustment for net (gains) losses
         included in net income, net of tax                              (9,722)               --          7,964          141,138
                                                                      ---------         ---------      ---------        ---------

Other comprehensive income (loss), net of tax                           212,271          (112,607)       522,377          (94,298)
                                                                      ---------         ---------      ---------        ---------


Comprehensive income                                                  $ 372,079         $  55,615      $ 888,650        $ 227,070
                                                                      ---------         ---------      ---------        ---------



See Notes to Consolidated Financial Statements

             HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                  Nine months ended
                                                                                       March 31,
                                                                                2001                 2000
                                                                              -------               -------
                                                                                        (Unaudited)
Cash flows from operating activities:
Net earnings                                                                $   366,273             321,368
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                                  87,986              92,761
   Amortization of fees, premiums and accretion of discounts, net                 5,120             (37,719)
   Provision for losses on loans                                                217,247              72,000
   Loans originated for sale                                                 (2,461,950)         (2,384,620)
   Proceeds on sales of loans                                                 2,284,261           3,193,213
   Loss on sale of securities                                                    12,701             225,101
   Decrease (increase) in accrued interest receivable                             7,121             (12,697)
   (Decrease) increase in accrued taxes payable and deferred taxes              (60,965)            699,979
   Amortization of stock compensation plans                                       5,593              44,932
   Other, net                                                                   128,944              (7,553)
                                                                            -----------         -----------

Net cash provided by operating activities                                       592,331           2,206,765
                                                                            -----------         -----------

Cash flows from investing activities:
   Principal collected on securities available for sale                         828,958             890,742
   Proceeds from sale of securities available for sale                        2,537,922           4,040,867
   Purchase of securities available for sale                                 (1,601,405)         (4,124,371)
   Loans to customers, net                                                   (3,001,396)         (4,809,379)
   Proceeds from sale of Federal Home Loan Bank stock                           222,400             500,000
   Purchase of office property and equipment, net                              (312,771)            (45,431)
                                                                            -----------         -----------

Net cash used in investing activities                                        (1,326,292)         (3,547,572)
                                                                            -----------         -----------

Cash flows from financing activities:
   Increase in customer deposit accounts, net                                 6,342,821           2,154,169
   Decrease in advance payments by borrowers for taxes and insurance           (128,796)            (99,391)
   Proceeds from advances from FHLB                                           3,500,000                  --
   Principal payments on advances from FHLB                                  (2,915,991)         (5,068,481)
   Treasury stock acquired                                                     (815,697)            (78,064)
   Payment of cash dividends                                                   (105,630)           (115,990)
                                                                            -----------         -----------

Net cash provided by (used in) financing activities                           5,876,707          (3,207,757)
                                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents                          5,142,746          (4,548,564)
Cash and cash equivalents at beginning of period                              1,981,511           7,917,020
                                                                            -----------         -----------
Cash and cash equivalents at end of period                                  $ 7,124,257         $ 3,368,456
                                                                            ===========         ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                   $ 2,926,342         $ 2,615,893
   Cash paid for taxes                                                      $   238,867         $    70,885
                                                                            ===========         ===========


See Notes to Consolidated Financial Statements

                     HORIZON FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 2001 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2000. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

4.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended March 31, 2001 and 2000:


                                                                       Three Months                      Nine Months
                                                                      Ended March 31,                   Ended March 31,
                                                                  2001              2000            2001               2000
                                                                  ----              ----            ----               ----
Net Earnings                                                    $ 159,808        $ 168,222         $ 366,273         $ 321,368
                                                                =========        =========         =========         =========

Basic earnings per share:
      Weighted average common shares outstanding                  751,462          864,379           803,483           870,548

      Less unearned employee stock ownership plan shares               --           (6,215)             (315)           (8,823)
                                                                ---------        ---------         ---------         ---------

Weighted average number of common shares outstanding              751,462          858,164           803,168           861,725
                                                                =========        =========         =========         =========

Earnings per common share - basic                               $    0.21        $    0.20         $    0.46         $    0.37
                                                                =========        =========         =========         =========

Diluted earnings per share:
      Weighted average shares outstanding                         751,462          864,379           803,483           870,548

      Less unearned employee stock ownership plan shares               --           (6,215)             (315)           (8,823)

      Assumed incremental option shares
         using the treasury stock method                            4,002            7,861             6,262            10,684
                                                                ---------        ---------         ---------         ---------

Common and common equivalent shares outstanding                   755,464          866,025           809,430           872,409
                                                                =========        =========         =========         =========

Earnings per common share - diluted                             $    0.21        $    0.19         $    0.45         $    0.37
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

The Company's results of operations are also affected by, among other things, fee income received, loss or profit on securities available for sale, the establishment of provisions for loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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

Local economic conditions in the Bank's market are declining slightly as home sales are still fairly active, but below last year's level. As a result of an over-supply of grain, farm prices for grain are currently depressed and may continue to remain depressed or drop further affecting the local economy. Livestock prices, however, which also affect the local economy, have been improving. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase the balance or quality of its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank.


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

FINANCIAL CONDITION

The Company's total assets at March 31, 2001 of $90.0 million increased $6.8 million, or 8.15%, from $83.2 million at June 30, 2000. Cash and cash equivalents increased $5.1 million, or 259.50%, as a result of the large growth in customer deposits that are currently being held by the Bank in short-term liquid assets. Loans receivable, net increased $2.96 million, or 4.8%, as a result of increased lending on first mortgage loans. Securities available for sale decreased $950,000 primarily the result of purchase and sales activity while deferred tax asset decreased $311,000 in response to the overall increase of $522,000 in fair market valuation adjustments, net of taxes to the Company's available for sale portfolio.

Total liabilities increased $6.8 million, or 9.1%, to $81.7 million at March 31, 2001 from $74.9 million at June 30, 2000, as a direct result of increased deposits of $6.3 million, or 9.8%, to $71.1 million at March 31, 2001, from $64.8 million at June 30, 2000. Federal Home Loan Bank advances increased $584,000 from $9.0 million at June 30, 2000 to $9.6 million at March 31, 2001. Total stockholders' equity decreased slightly, $25,000, from $8.27 million at June 30, 2000 to $8.24 million at March 31, 2001, generally due to treasury stock purchases totaling 93,800 shares. The impact on stockholders' equity from these repurchases was largely offset by earnings and a substantial reduction in unrealized losses on securities available for sale. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non- interest income and the level of its non-interest expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities, respectively. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts.

Comparison of three month and nine month periods ended March 31, 2001 and March 31, 2000

GENERAL

Net earnings for the three month period ended March 31, 2001 decreased $8,000 to $160,000 from $168,000 for the comparable period ended March 31, 2000. Despite this small decrease, actual earnings per share on a basic and fully diluted basis increased by one cent and two cents per share, respectively, due to the Company's repurchase activities, over the prior comparable period. For the nine months ended March 31, 2001, net earnings increased $45,000 to $366,000 from $321,000 for the equivalent period in 2000. Earnings per share increased by nine and eight cents on a basic and fully diluted basis, respectively, during this nine month period compared to the prior comparable period, due to an increase in net earnings and the Company's repurchase activities over the prior comparable period. The decrease in absolute dollar earnings for the three month period ended March 31, 2001 compared to the same period ended March 31, 2000 was due primarily to increased interest paid on deposits and increased provision for losses on loans, offset by increased total interest income and increased non-interest income. The increase in absolute dollar earnings for the nine month period ended March 31, 2001 compared to the same period ended March 31, 2000 is primarily the result of a significant decrease in losses on sales of assets available for sale, reduced interest paid on FHLB advances, and increased interest income on loans, offset by increased interest on deposits, increased provisions for losses on loans, and reduced interest income on available for sale assets and other investment income.

INTEREST INCOME

Interest income increased $125,000 to $1,660,000 for the three month period ended March 31, 2001 compared to $1,535,000 for the three month period ended March 31, 2000 and increased $289,000 to $4,900,000 for the nine month period ended March 31, 2001 compared to $4,611,000 for the comparable period ended March 31, 2000. The increase for the three month and nine month periods ended March 31, 2001 was due to an increase in interest on loans. The average balance for loans receivable, net increased $7,445,000, with a weighted average yield of 8.41% for the period ended March 31, 2001 as compared to 8.32% for the nine month period ended March 31, 2000. For the three month period ended March 31, 2001 the results were similar. Average loans receivable, net increased $6,794,000 as compared to the same three month period ended March 31, 2000 and the weighted average yield on average loans receivable, net grew to 8.40% from 8.27% for the three months ended March 31, 2000. Partially offsetting the increase in interest on loans were decreases in interest on securities available-for-sale and other investment income. These decreases were attributable to a decrease in average outstanding balances of these assets and a reduction in yield on assets providing other investment income. The average outstanding balance for the nine month period on securities available-for-sale decreased $1.3 million from $16.4 million for the period ended March 31, 2000 to $15.1 million for the period ended March 31, 2001, and $1.5 million for the comparable three month period, from $16.1 million to $14.6 million. The average outstanding balance of other interest-earning assets decreased $2.6 million for the nine month period ended March 31, 2001 and the reduction in average weighted yield for this period was 1.68%, from 4.26% for the period ended March 31, 2000 to 2.58% for the period ended March 31, 2001. Due to investment of funds received from the large deposit growth for the three month period ended March 31, 2001, average balances and yields for other interest earning assets were similar to those for the three month period ended March 31, 2000.

INTEREST EXPENSE

Interest expense increased $145,000 to $997,000 from $852,000 for the three month period and $370,000 to $2.94 million from $2.57 million for the nine month period ended March 31, 2001 as compared to the same periods in 2000. The increase in expense was primarily due to the average outstanding balance of deposits increasing $6.3 million, from $60.2 for the nine month period ended March 31, 2000 to $66.5 million for the nine months ended March 31, 2001, and a $5.7 million increase from $61.4 million to $67.1 million for the comparable three month period. Contributing to the increase in interest expense was a weighted average rate on deposits increase of 65 basis points to 5.07%for the nine month period ended March 31, 2001 as compared to 4.42% for the same period in 2000. The weighted average rate on deposits for the three month period comparison increased 69 basis points from 4.47% for the three month period ended March 31, 2000 to 5.16% for the three month period ended March 31, 2001. The impact of the increase in interest on deposits was offset in part by a decrease in interest on advances and other borrowings for the three and nine month periods ended March 31, 2001 as compared to the same periods ended March 31, 2000. Interest on advances and other borrowings decreased $35,000 to $131,000 from $166,000 for the three month period and $162,000 to $416,000 from $578,000 for the nine month period. This decrease is primarily attributable to reduced average borrowings of $4.7 million, from $14.4 million for the nine month period ended March 31, 2000 to $9.7 million for the same period ended 2001. The average borrowings decrease for the comparable three month period was $2.1 million from $11.8 million for the period ended March 31, 2000 to $9.7 million for the period ended March 31, 2001.

NET INTEREST INCOME

Net interest income was $663,000 and $2.0 million for the three months and nine months ended March 31, 2001, respectively, compared to $683,000 and $2.0 million for the comparable periods in 2000. The Company's net interest margin decreased 35 basis points to 2.71% for the nine month period ended March 31, 2001 as compared to 3.06% for the same period in 2000 and 48 basis points for the comparable three month period, from 3.10% to 2.62%. The net interest margin decreased for both periods being compared, the result of decreased yield on securities available for sale and other interest earning assets for the March 31, 2001 periods accompanied with rate increases on deposits, primarily short-term certificates of deposit.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is based on management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $217,000 for the nine month period ended March 31, 2001 as compared to $72,000 for the same period ended 2000. Additional provisions were applied in the 2001 period in response to the write-off of a commercial loan with a balance of $161,000. As of March 31, 2001, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1,440,000 or 1.60% of total assets, compared to $1,155,000 or 1.39% of total assets as of June 30, 2000. As of March 31, 2001, the Company's allowance for losses on loans was $359,000, representing 24.9% of non-performing assets and
 .55% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loss experiences and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Company has historically experienced low loan losses, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Company. The calculation of the adequacy of the allowance for losses on loans is not based solely on the level of non-performing assets. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NON-INTEREST INCOME

Non-interest income increased to $161,000 and $419,000 for the three and nine months ended March 31, 2001, respectively, compared to $119,000 and $126,000 for the same periods ended March 31, 2000. The increase for the three month period ended March 31, 2001 was attributable to a $27,000 increase in fees, commissions and service charges as a result of an increased number of fee-based accounts and enhanced fee collection efforts and a $15,000 gain on the sale of available for sale securities. For the nine month period ended March 31, 2001, the increase of $294,000 was attributable to a $225,000 loss on securities available for sale for the period ended March 31, 2000 as compared to a $13,000 loss on securities available for sale for the period ended March 31, 2001. An $82,000 increase in fees, commissions, and service charges for the nine month period ended March 31, 2001 compared to the same period ended 2000 also contributed to the increase in non-interest income.

NON-INTEREST EXPENSE

Total non-interest expense was $530,000 and $1,617,000 for the three and nine months ended March 31, 2001, respectively, compared to $523,000 and $1,617,000 for the same periods in 2000. Other expense increased $8,000 and $28,000 for the three and nine month periods ended March 31, 2001, respectively, compared to the same period during 2000. The increase in other expense for the nine month period was due to increased audit and accounting expense, supervisory exam expense, office supplies expense, and other operating expense. Also contributing to the increase in non-interest expense, were increases in data processing expense, $4,000 and $10,000, respectively, for the three and nine month periods being compared, and increases in other real estate expense of $5,000 and $3,000 for the three and nine month periods. Partially offsetting these increased expenses were decreases in compensation, payroll taxes, and employee benefits, the largest component of noninterest expense, of $10,000 and $13,000, respectively for the three month and nine month periods ended March 31, 2001 as compared to the same periods ended 2000. Additionally, there was a decrease in advertising expense of $4,000 and $24,000 for the comparable three and nine month periods.

TAXES ON INCOME

Income taxes decreased $5,000 for the three month period ended March 31, 2001 as compared to the same period ended March 31, 2000, however, taxes on income increased $23,000 for the comparable nine month periods. The nine month period tax increase is primarily a result of the increase in net earnings for that period. The effective tax rate for all periods was 37.3%.

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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 10.01% on March 31, 2001 and 5.38% on June 30, 2000. The Bank's increased liquidity ratio as of March 31, 2001 is predominantly the result of substantial deposit growth.

At March 31, 2001, the Company had advances of $9.6 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2001, the Company had outstanding commitments to extend credit which amounted to $3,456,000 (including $1.4 million in available revolving commercial lines of credit). At March 31, 2001, certificates of deposit scheduled to mature in one year or less totaled $30.3 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company.

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

At March 31, 2000, the Bank had tangible and core capital of $6.0 million, or 6.8% of adjusted total assets, which was approximately $4.7 million and $2.5 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 2001, the Bank had risk-based capital of $6.4 million (including $6.0 million in core capital), or 11.7% of risk-weighted assets of $54.2 million. This amount was $2.0 million above the 8.0% requirement in effect on that date. The Bank is considered to be well-capitalized.

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

              None

ITEM 5.       Other Information

              None

ITEM 6.       Exhibits and Reports on Form 8-K.

              (a)    Exhibits:
                     See Index to Exhibits

              (b)    Reports on Form 8-K:
                     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HORIZON FINANCIAL SERVICES CORPORATION
                                   Registrant


Date: May 7, 2001                   /s/ Robert W. DeCook
      ------------------           -------------------------------------
                                   Robert W. DeCook
                                   President and Chief Executive Officer




Date: May 7, 2001                   /s/ Vicki Hladik
      ------------------           -------------------------------------
                                   Vicki Hladik
                                   Chief Financial Officer

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

    4 Registrant's Specimen Stock Certificate, filed on March 18, 1994 as Exhibit to Registrant's Registration Statement on Form S-1 (File No. 33- 76674), is incorporated herein by reference.

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