Form 10KSB
period 2001-06-30
HORIZON FINANCIAL SERVICES CORP
filed 2001-09-28
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF  1934

             For the transition period from __________ to __________

                         Commission file number 0-24036



                     HORIZON FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                      42-1419757
----------------------------------------------        --------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                           Identification No.)

301 First Avenue East, Oskaloosa, Iowa                52577-0008
---------------------------------------------        ------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (641) 673-8328
                                                     -----------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]   NO [   ].

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    State the issuer's revenues for its most recent fiscal year: $7,171,940.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 10, 2001, was $5.97 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
         As of September 10, 2001, there were issued and outstanding 751,462 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2001. Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders to be held in October 2001.

        Transitional Small Business Disclosure Format:  YES [   ] ;  NO [ X ].

                                     PART I

Item 1.  Description of Business

General

        The Company. Horizon Financial Services Corporation (the "Company"), a Delaware corporation, was formed in March 1994 to act as the holding company for Horizon Federal Savings Bank ("Horizon Federal" or the "Bank") upon the Bank's conversion from the mutual to the stock form (the "Conversion"), which occurred on June 28, 1994. All references to the Company, unless otherwise indicated, at or before June 28, 1994 are to the Bank and its subsidiary on a consolidated basis. The Company's common stock trades over-the-counter on the Nasdaq Bulletin Board under the Symbol "HZFS".

        At June 30, 2001, the Company had $89.4 million of assets and stockholders' equity of $8.4 million (or 9.4% of total assets).

        The executive offices of the Company are located at 301 First Avenue East, Oskaloosa, Iowa 52577, and its telephone number at that address is (641) 673-8328.

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

        The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one-to-four family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "-- Originations of Loans and Mortgage-Backed Securities." At June 30, 2001, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

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

        During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 2001, the apartment complex was 100% leased. At June 30, 2001, the Company's equity investment in the project was $144,000, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

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

Market Area

        Horizon Federal primarily serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. The Bank has three offices, two of which are located in Oskaloosa, Iowa and one which is located in Knoxville, Iowa, approximately 25 miles west of Oskaloosa. The Bank competes in loan originations and in deposit gathering activities with the ten financial institutions and three credit unions serving its primary market area. See " -- Competition." The Bank estimates its share of the savings market in its primary market area to be approximately 15%.

        Oskaloosa, Iowa is located in Mahaska County, approximately 60 miles southeast of Des Moines, Iowa. Mahaska County has a population of approximately 22,000 people. Oskaloosa, with a current population of approximately 10,500 persons, is the county seat and the largest city in Mahaska County. Oskaloosa has primarily an agricultural economy and, to a lesser extent, light industrial and retail economies. Its light industrial economy, however, is mainly agricultural support. Major employers in the area include the Clow Valve Company, the Pella Corporation, Cargill, Vermeer Manuftacturing, the V.A. Medical Center, 3-M Company, William Penn University and the Mahaska County Hospital.

        Local economic conditions in the Bank's market are declining. Currently farm prices for both livestock and grain are better than at this time last year, but this is more than offset by factory layoffs and some decline in retail business. In addition, the Bank is experiencing difficulty, as are most businesses in the area, in hiring and retaining experienced personnel as labor shortages in the area continue to exist. Management believes that many of these individuals are seeking employment in major cities where economic conditions are stronger.

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

Lending Activities of the Bank

        General. Historically, the Bank originated fixed-rate one-to-four family mortgage loans. Since the early 1980s, however, the Bank has emphasized, subject to market conditions, the origination and holding in portfolio of short- and intermediate-term (one, three and five year) loans that convert to annual adjustable-rate mortgage ("ARM") loans after their initial period. Management's strategy has been to increase the percentage of assets in its portfolio with more frequent repricing characteristics or shorter maturities. During periods of low demand for one-to- four family loans, the Bank may seek to invest in mortgage-backed and related securities. The Bank also originates for its loan portfolio fixed-rate, first lien mortgages for certain budgeted amounts. The Bank also originates and sells in the secondary market 15 year and 30 year fixed-rate loans.

        The Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. To a lesser extent, the Bank also originates consumer loans, commercial business loans, commercial and multi-family real estate loans and residential construction loans. See "- Originations of Loans and Mortgage-Backed Securities." At June 30, 2001, the Bank's net loan portfolio totaled $65.4 million.

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

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Banks." At June 30, 2001, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $981,000, however, at June 30, 2001 the Board of Directors of the Bank had a self-imposed $800,000 general limitation.

        The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

        Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                                  At June 30,
                                       --------------------------------------------------------------------------------------------
                                                      2001                            2000                           1999
                                       --------------------------------------------------------------------------------------------
                                              Amount         Percent           Amount         Percent         Amount       Percent
                                       --------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
 Real Estate:
------------
 One-to-four family....................       $41,515          63.0%           $39,704          63.2%         $35,397         62.6 %
 Commercial real estate................         6,703          10.1              6,636          10.6            5,428          9.6
 Multi-family..........................         1,458           2.2              1,234           1.9            1,339          2.4
 Residential construction .............         1,381           2.1              1,245           2.0              152           .3
                                              -------         -----            -------         -----          -------        -----
     Total real estate loans...........        51,057          77.4%            48,819          77.7           42,316         74.9
                                              -------         -----            -------         -----          -------        -----

Other Loans:
-----------
 Consumer Loans:
  Automobile...........................         3,482           5.3              3,906           6.2            3,990          7.1
  Home improvement.....................           361            .5                778           1.3            1,047          1.8
  Deposit account......................           198            .3                123            .2              149           .3
  Other................................         2,946           4.5              2,646           4.2            2,099          3.7
                                              -------         -----            -------         -----          -------        -----
     Total consumer loans..............         6,987          10.6              7,453          11.9            7,285         12.9
 Commercial business loans............          7,856          12.0              6,548          10.4            6,872         12.2
                                              -------         -----            -------         -----          -------        -----
     Total other loans.................        14,843          22.6             14,001          22.3           14,157         25.1
                                              -------         -----            -------         -----          -------        -----
     Total loans receivable, gross.....        65,900         100.0%           $62,820         100.0%         $56,473        100.0%
                                                              =====                            =====                         =====

Less:
----
 Loans in process......................           ---                              ---                            ---
 Deferred fees and discounts...........            85                               24                             64
 Allowance for losses..................           369                              379                            343
                                              -------                          -------                        -------
 Total loans receivable, net...........       $65,446                          $62,417                        $56,066
                                              =======                          =======                        =======

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                     At June 30,
                                               -------------------------------------------------------------------------------------
                                                         2001                         2000                         1999
                                               -------------------------------------------------------------------------------------
                                                   Amount     Percent           Amount      Percent          Amount     Percent
                                               -------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Fixed Rate Loans:
----------------
 Real estate:
  One-to-four family..........................   $11,088       16.8%          $  9,662       15.4%          $  6,875      12.1%
  Commercial real estate......................     2,760        4.2              2,539        4.0              1,058       1.9
  Multi-family................................       897        1.4                653        1.0                680       1.2
  Residential construction....................     1,244        1.9              1,165        1.9                152        .3
                                                 -------      -----           --------      -----           --------     -----
     Total real estate loans..................    15,989       24.3             14,019       22.3              8,765      15.5

  Consumer....................................     6,927       10.5              7,389       11.8              7,201      12.7
  Commercial business.........................     7,311       11.1              6,406       10.2              6,536      11.6
                                                 -------      -----           --------      -----           --------     -----
     Total fixed-rate loans...................    30,227       45.9             27,814       44.3             22,502      39.8
                                                 -------      -----           --------      -----           --------     -----

Adjustable Rate Loans:
---------------------
 Real estate:
  One-to-four family..........................    30,427       46.2             30,041       47.8             28,522      50.5
  Commercial real estate......................     3,943        6.0              4,097        6.6              4,370       7.7
  Multi-family................................       561         .8                582         .9                659       1.2
  Residential construction....................       137         .2                 80         .1                ---       ---
                                                 -------      -----           --------      -----           --------     -----
     Total adjustable rate real estate loans..    35,068       53.2             34,800       55.4             33,551      59.4

  Consumer....................................        60         .1                 65         .1                 84        .2
  Commercial business.........................       545         .8                141         .2                336        .6
                                                 -------      -----           --------      -----           --------     -----
     Total adjustable rate loans..............    35,673       54.1             35,006       55.7             33,971      60.2
                                                 -------      -----           --------      -----           --------     -----
     Total loans, receivable, gross...........    65,900      100.0%            62,820      100.0%            56,473     100.0%
                                                              =====                         =====                        =====

Less:
----
 Loans in process.............................       ---                           ---                           ---
 Deferred fees and discounts..................        85                            24                            64
 Allowance for loan losses....................       369                           379                           343
                                                --------                    ----------                    ----------
     Total loans receivable, net..............   $65,446                       $62,417                       $56,066
                                                 =======                       =======                       =======

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                 Real Estate
                              ---------------------------------------------
                                                          Residential                              Commercial
                                   Mortgage (1)           Construction         Consumer             Business             Total
                              ---------------------   -------------------   ----------------    -----------------  ----------------
                                          Weighted              Weighted            Weighted            Weighted           Weighted
                                           Average               Average             Average             Average            Average
                                 Amount     Rate       Amount     Rate      Amount    Rate      Amount    Rate      Amount   Rate
                                -------   --------    --------  --------    ------    ----      ------    ----      ------   ----
                                                                       (Dollars in Thousands)
         Due During
        Years Ending
          June 30,
-----------------------------
2002(2)......................   $16,227     7.84%     $1,381     7.59%      $1,609    9.39%    $2,927     9.21%     $22,144   8.12%
2003 to 2006.................    19,536     7.82          --       --        4,233    9.24      3,722     8.76       27,491   8.17
2007 and following...........    13,913     8.28          --       --        1,145    8.35      1,207     9.00       16,265   8.34
                                -------               ------                ------             ------               -------
   Total.....................   $49,676     7.96%     $1,381     7.59%      $6,987    9.13%    $7,856     8.96%     $65,900   8.20%
                                =======               ======                ======             ======               =======



---------

(1) Includes one-to-four family, multi-family and commercial real estate mortgage loans.
(2)  Includes demand loans and loans having no stated maturity.

         The total amount of loans due after June 30, 2002 which have predetermined interest rates is $24.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $19.8 million.

         One-to-Four Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts (which include radio ads, newspaper ads and direct mail), its present and walk-in customers, and referrals from real estate brokers and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. See "-- Originations of Loan and Mortgage-Backed Securities."

         The Bank currently originates ARM loans and fixed-rate loans for retention in the Bank's loan portfolio. During the year ended June 30, 2001, the Bank originated $6.2 million of adjustable- rate, one-to-four family real estate loans and $11.5 million of fixed-rate one-to-four family loans (including $2.3 million of residential construction loans). The Bank's one-to-four family residential mortgage originations are primarily in its market area.

         The Bank currently originates adjustable-rate, one-to-four family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans originated for its portfolio are generally originated up to a maximum term of 30 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $5.5 million of fixed rate loans for sale during fiscal 2001.

         One-to-four family loan originations are generally made in amounts of up to 95% of the appraised value or selling price of the security property, whichever is less. For loans originated with loan-to-value ratios of greater than 80%, the Bank typically requires private mortgage insurance to reduce the Bank's exposure to 80% of the appraised value or selling price of the security property.

         The Bank currently offers one-year, three-year and five-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one-to-four family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 35.2% of the loans secured by one-to-four family real estate originated by the Bank during fiscal 2001 were originated with adjustable rates of interest. See "--Originations of Loans and Mortgage-Backed Securities."

         At June 30, 2001, the Bank was not servicing any loans other than loans it originated. As of June 30, 2001, the Bank's residential ARM loan portfolio totaled $30.4 million, or 46.2% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $11.1 million, or 16.8% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates increasing potential losses from defaults.

         In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments, employment history, credit history and the value of the property securing the loan. Potential borrowers are qualified for fixed-rate loans based upon the stated rate of the loan. Borrowers on adjustable-rate loans are currently qualified at a rate then in effect for five-year loans on one-to-four family residential property. Typically, the spread between a one-year ARM and a five-year ARM has been 100 basis points or more. The Bank generally requires that for mortgage loan applications an appraisal of the security property be performed by an independent fee appraiser approved by the Bank. In connection with origination of residential real estate loans, the Bank generally requires an opinion from an attorney regarding the title to the property, and fire and casualty insurance in an amount not less than the amount of the loan.

         To supplement loan demand in the Bank's primary market area the Bank purchases mortgage-backed and related securities. The Bank purchased $4.6 million, $4.0 million and $4.8 million of mortgage-backed and related securities during fiscal 2001, 2000 and 1999, respectively.
See "-- Originations of Loans and Mortgage-Backed Securities."

         Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers for the construction of residential homes without an underlying sales contract. At June 30, 2001, the Bank's construction loan portfolio totaled $1.4 million, or 2.1% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase which typically runs from six months to one year. These construction loans have rates and terms which match one-to-four family loans then offered by the Bank, except that during the construction phase the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single family construction loans is 95%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent one-to-four family residential loans. The application process for construction loans includes a submission to the Bank of the plans and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

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

         Multi-Family/Commercial Real Estate Lending. Horizon Federal also makes real estate loans secured by multi-family and non-residential properties. Horizon Federal's multi-family residential loans are primarily secured by apartment buildings located within the Bank's market area. The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 2001, $1.5 million, or 2.2%, of the Bank's gross loan portfolio consisted of multi-family loans and $6.7 million, or 10.2%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

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

         At June 30, 2001, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $600,000. At such date the Bank had only four commercial and multi-family real estate loans which exceeded $300,000 at June 30, 2001, all of which were performing in accordance with their repayment terms.

         Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available to one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Horizon Federal's current lending guidelines generally require, in the case of loans secured by multi-family or commercial income-producing property, that the property securing such loans generate net cash flow of 125% of debt service after payment of all operating expenses, excluding depreciation, and a loan-to-value ratio of no more than 75%.

         Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 2001, the Bank's consumer loans totaled $7.0 million, or 10.6% of the Bank's gross loan portfolio.

         Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles, home improvement and other personal purposes. The Bank originates consumer loans on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. Horizon Federal began its indirect lending program in January 1993 with selected automobile dealers located in the Bank's lending area. At June 30, 2001, the outstanding balances on automobile loans and home improvement totaled $3.5 million and $360,000, or 5.3% and .5% of the Bank's gross consumer loan portfolio, respectively.

         In addition, Horizon Federal commenced offering Visa and MasterCard credit cards in April 1994. Both types of lending generally present more credit risk to the Bank than one-to-four family residential lending. At June 30, 2001, the Bank had $39,000 of credit card loans outstanding and $267,000 of unused credit available under its credit card program.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2001, non-performing consumer loans totaled $253,000, or 3.6% of total consumer loans and .4% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

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

Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At June 30, 2001, commercial business loans totaled $7.9 million, or 12.0% of the Bank's gross loan portfolio.

         The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non- mortgage lines of credit is one year. The loan-to-value ratio on such loans may not exceed 75% of the value of the collateral securing the loan.

         The two largest commercial business loans outstanding at June 30, 2001 were a $800,000 business line of credit to a builder of one-to-four family residential properties and a $606,000 secured commercial loan to a trucking company. At June 30, 2001, these lines of credit were performing in accordance with their repayment terms. The Bank had only five other commercial business loans in excess of $225,000 at June 30, 2001, all of which were performing in accordance with their repayment terms at such date.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. The Bank's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

Originations of Loans and Mortgage-Backed Securities

         The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed rate loans. Its ability to originate loans is dependent upon the relative demand for fixed- rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During the years ended June 30, 2001 and 2000 the Bank's dollar volume of fixed rate real estate loan originations exceeded the same type of adjustable-rate loan originations, as compared to the year ended June 30, 1999 in which the Bank's dollar volume of adjustable-rate real estate loan originations and fixed-rate loan originations were approximately the same.

         The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal 2001, 2000 and 1999 the Bank purchased $4.6, $4.0 and $4.8 million, respectively, of mortgage-backed and related securities. The Bank funded its purchases of mortgage-backed and related securities, during fiscal 2001, primarily with sales and repayments of mortgage loans and mortgage-backed and related securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report. The Bank continued to decrease its holdings of collaterized mortgage obligations ("CMOs") during the fiscal year by primarily selling CMOs that would increase the Bank's interest rate risk. Pursuant to an agreement with the OTS, the Bank intends to maintain a moderate interest rate risk position for its total portfolio. See "Regulation -- Supervisory Agreement."

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                       Year Ended June 30,
                                             --------------------------------------
                                               2001           2000           1999
                                             --------       --------       --------
                                                      (Dollars in Thousands)
Originations by type:
 Adjustable rate:
  Real estate
   - One-to-four family ...............      $  6,234       $  6,847       $  6,637
   - Multi-family .....................            --             --            140
   - Commercial real estate ...........           782            240          1,415
   - Residential construction .........            --            315             --
  Non-real estate
   - Consumer .........................            --             --             35
   - Commercial business ..............           515             --            125
                                             --------       --------       --------
         Total adjustable-rate ........         7,531          7,402          8,352
                                             --------       --------       --------

 Fixed rate:
  Real estate
   - One-to-four family ...............         9,186          6,025          7,148
   - Multi-family .....................           387              2            596
   - Commercial real estate ...........           366            459            265
   - Residential construction .........         2,294          2,114            220
  Non-real estate
   - Consumer .........................         4,247          5,079          6,099
   - Commercial business ..............         3,618          2,378          2,714
                                             --------       --------       --------
         Total fixed-rate .............        20,098         16,057         17,042
                                             --------       --------       --------
         Total loans originated .......        27,629         23,459         25,394

Total loan purchases ..................           172          1,300             60
Total loan sales ......................        (5,150)        (2,775)        (8,613)
Total loan repayments .................       (20,779)       (19,119)       (21,118)
Increase (decrease) in other items, net         1,157          3,486          4,347
                                             --------       --------       --------
         Net increase .................      $  3,029       $  6,351       $     70
                                             ========       ========       ========

         The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.

                                                          Year Ended June 30,
                                                -------------------------------------
                                                  2001           2000          1999
                                                -------------------------------------
                                                       (Dollars in Thousands)
Purchases:
  Mortgage-backed and related securities ..      $ 4,660       $ 4,004       $ 1,213
  CMOs ....................................           --            --         3,565
                                                 -------       -------       -------
         Total ............................      $ 4,660       $ 4,004       $ 4,778
                                                 =======       =======       =======

Sales:
  Mortgage-backed and related securities ..         (773)           --            --
  CMOs ....................................       (2,932)       (3,885)       (4,894)
         Total ............................       (3,705)       (3,885)       (4,894)
                                                 -------       -------       -------

Repayments:
  Mortgage-backed and related securities ..       (1,099)         (618)         (110)
  CMOs ....................................         (419)         (731)       (5,262)
  Net (Amortization)/Accretion MBS and CMOs          (11)           42            18
  Increase/(Decrease) in other items, net .          626           (12)         (795)
                                                 -------       -------       -------
         Net increase (decrease) ..........      $    52       $(1,317)      $(6,265)
                                                 =======       =======       =======



Asset Quality

         General. When a borrower fails to make a required payment on a residential loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a late notice is sent by the 11th of the month if payment for the prior month is not received. If the delinquency is not cured by the 15th of the month, an attempt to contact the borrower is made by telephone. Additional written and verbal contacts are made with the borrower to the extent necessary, and if required a personal visit by a loan officer of the Bank is arranged. If the delinquency is not cured or a payment plan arranged by the 61st day of delinquency or shortly thereafter, the matter is generally referred to the Bank's collection manager and action to foreclose on the property is initiated. After 90 days of delinquency, interest income on loans is reduced by the full amount of accrued and uncollected interest. If foreclosed, the property is sold at a sheriff's sale and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Iowa consumer protection laws.

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 2001. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.



                                                                  Loans Delinquent For:
                           ---------------------------------------------------------------------------------------------------------

                                    30-59 Days               60-89 Days              90 Days and Over             Total
                           ------------------------  -------------------------   ------------------------  -------------------------
                                            Percent                    Percent                    Percent                    Percent
                                              of                         of                         of                         of
                                             Loan                       Loan                       Loan                       Loan
                           Number  Amount  Catagory  Number   Amount  Category   Number  Amount  Category  Number  Amount  Catergory
                           ------  ------  --------  ------   ------  --------   ------  ------  --------  ------  ------  ---------
                                                                     (Dollars in Thousands)
Real Estate:
One-to-four family ...       27      948      2.3%      8       316      .8%       26      966      2.3%     61     2,230     5.4%

Multi-family .........       --       --       --      --        --      --        --       --       --      --        --      --

Commercial real estate        1       90      1.4       2        41      .6         1      122      1.8       4       253     3.8

Consumer .............       20      117      1.7      12        75     1.1        31      253      3.6      63       445     6.4

Commercial business ..        1       64       .8       5       555     7.1         3       53       .7       9       672     8.6
                          -----    -----      ---   -----     -----     ---     -----    -----      ---   -----     -----     ---

     Total ...........       49    1,219      1.9%     27       987     1.5%       61    1,394      2.1%    137     3,600     5.5%
                          =====    =====      ===   =====     =====     ===     =====    =====      ===   =====     =====     ===


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


                                                       At June 30,
                                            --------------------------------
                                             2001         2000         1999
                                            ------       ------       ------
                                                  (Dollars in Thousands)
Non-accruing loans:
  One-to-four family .................      $  966       $  622       $  755
  Commercial real estate .............         122          137          116
  Consumer ...........................         253          266          186
  Commercial business ................          53           74          103
                                            ------       ------       ------
     Total ...........................       1,394        1,099        1,160
                                            ------       ------       ------

Accruing loans 90 days or more:
  One-to-four family .................          --           --           --
  Commercial .........................          --           --           --
                                            ------       ------       ------
      Total ..........................          --           --           --
                                            ------       ------       ------

Foreclosed assets:
  One-to-four family .................          45           --           --
  Commercial real estate .............          --           --           --
  Consumer ...........................           5           56           --
                                            ------       ------       ------
     Total ...........................          50           56           --
                                            ------       ------       ------

Total non-performing assets ..........      $1,444       $1,155       $1,160
                                            ======       ======       ======
Total as a percentage of total  assets        1.61%        1.39%        1.36%
                                            ======       ======       ======

         For the fiscal year ended June 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $170,000, of which $78,000 was included in interest income for such period.

         At June 30, 2001, there were no non-performing loans to a single borrower or group of related borrowers in excess of $220,000. At June 30, 2001, there were approximately $171,000 of non-accruing loans contained in the foregoing table which are not described in "Other Loans of Concern" or "Classified Assets" below. These loans are not required to be classified by the OTS and are adequately capitalized such that management does not anticipate any losses relating to these loans.

        Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2001, there was also an aggregate of $145,000 in net book value of loans ($76,000 secured by single family residences, $52,000 secured by other commercial business and $17,000 in secured consumer loans) with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2001, the Bank had classified a total of $1,241,000 of its assets as substandard, $2,000 as doubtful and $41,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

         At June 30, 2001, total classified assets comprised $1,284,000, or 15.2% of the Bank's capital, or 1.4% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 2001, the Bank had an allowance for loan losses of $369,000, or approximately .56% of total loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for losses on loans.

                                                                 Year Ended June 30,
                                                          -----------------------------------

                                                            2001        2000        1999
                                                          -----------------------------------
                                                                (Dollars in Thousands)

Balance at beginning of period ......................      $ 379        $ 343        $ 348


Charge-offs:
  One-to-four family ................................         (2)          --          (84)
  Commercial real estate ............................         --           --           --
  Commercial business ...............................       (161)         (21)         (24)
  Consumer ..........................................       (127)         (41)         (60)
                                                           -----        -----        -----
    Total charge-offs ...............................       (290)         (62)        (168)
                                                           -----        -----        -----

Recoveries:
  Commercial business ...............................         --           --           19
  Consumer ..........................................          4            2            5
                                                           -----        -----        -----
    Total recoveries ................................          4            2           24
                                                           -----        -----        -----

Net charge-offs .....................................       (286)         (60)        (144)
Additions charged to operations .....................        276           96          139
                                                           -----        -----        -----
Balance at end of period ............................      $ 369        $ 379        $ 343
                                                           =====        =====        =====

Ratio of net charge-offs during the period to average

 loans outstanding during the period ................        .44%         .10%         .26%
                                                           =====        =====        =====


         During the fiscal years ended June 30, 2001, 2000 and 1999, management recorded provisions for loan losses of $276,000, $96,000 and $139,000, respectively. These provisions were primarily the result of charge-offs on loans and foreclosed assets incurred during the periods, as well as a result of management's assessment of additional credit risk associated with the increased level of the Bank's consumer and commercial business portfolios during such periods. In fiscal 2001, additional provisions were applied in response to a $161,000 charge-off of an unsecured commercial line of credit.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                               At June 30,
                               ---------------------------------------------------------------------------
                                        2001                      2000                      1999
                               ---------------------------------------------------------------------------
                                           Percent                   Percent                    Percent
                                           of Loans                 of Loans                    of Loans
                                           in Each                   in Each                    in Each
                                           Category                 Category                    Category
                                           to Total                 to Total                    to Total
                                 Amount     Loans          Amount     Loans           Amount     Loans
                               ---------------------------------------------------   ---------------------
                                                          (Dollars in Thousands)
One-to-four family...........    $  62        63.0%       $ 110         63.2%         $  69        62.6%
Multi-family.................        2         2.2            2          1.9              3         2.4
Commercial real estate.......       44        10.1           46         10.6             27         9.6
Residential construction.....        5         2.1            4          2.0              1          .3
Consumer.....................      113        10.6          109         11.9             91        12.9
Commercial business..........       61        12.0          101         10.4            138        12.2
Unallocated..................       82         ---            7          ---             14         ---
                                 -----       -----        -----        -----          -----       -----
     Total...................    $ 369       100.0%       $ 379        100.0%         $ 343       100.0%
                                 =====       =====        =====        =====          =====       =====


Investment Activities

         Horizon Federal must maintain investments that qualify as liquid assets in order to meet the safety and soundness standards under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements previously imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 10.4%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

         The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 2001, the Bank's mortgage-backed and related securities totaled $12.1 million, or 13.6% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

         Historically, most of the Bank's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Bank has begun to purchase other types of mortgage-backed and related securities consistent with its asset/liability management objectives. In this regard, the Bank emphasizes the purchase of adjustable-rate, mortgage-backed and related securities for asset/liability management purposes and in order to supplement the Bank's origination of ARM loans. At June 30, 2001 primarily all of the Bank's mortgage-backed and related securities carried adjustable rates of interest.

         The Bank's portfolio of Government National Mortgage Association ("GNMA"), FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") certificates are modified pass-through mortgage-backed securities that generally represent undivided interests in underlying pools of fixed- rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. Under the OTS risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting and FNMA, FHLMC and "AA" or higher-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting carried by one-to-four family performing residential mortgage loans.

         At June 30, 2001 the Bank held $4.1 million of collateralized mortgage obligations ("CMOs") having estimated lives which ranged from less than three years up to fourteen years. CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. Management has opted to invest in CMO's, including interest only and principal only CMOs, as opposed to straight mortgage-backed securities, in an effort to improve or maintain spreads. The Bank has leveraged its capital by using FHLB advances to purchase some of these securities. Management believes that the increased net income resulting from this type of investing can provide high enough returns to justify the increased vulnerability of sudden and unexpected interest rate changes. See "Management's Discussion and Analysis and Results of Operations" in the Annual Report.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Securities which are categorized as available for sale are carried at fair value. At June 30, 2001, all of the Bank's investment, mortgage- backed and related securities were classified as available for sale.

         The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.

                                                                                 At June 30,
                                                 -----------------------------------------------------------------------------
                                                        2001                        2000                     1999
                                                ------------------------------------------------------------------------------
                                                 Carrying       % of         Carrying       % of        Carrying        % of
                                                  Value         Total          Value        Total        Value          Total
                                                ------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
Investment Securities:
  U.S. government securities ..............      $    --            --%        $   --            --%    $    --            --%
  Federal agency obligations ..............          996          16.9            867          15.2         844           8.5
  Small business administration loans .....          693          11.7            692          12.1         739           7.4
  Equity securities(1) ....................        1,714          29.0          2,041          35.8       2,127          21.5
                                                 -------        ------        -------        ------     -------        ------
     Subtotal .............................        3,403          57.6          3,600          63.1       3,710          37.4
FHLB stock ................................          480           8.1            703          12.3       1,203          12.2
                                                 -------        ------        -------        ------     -------        ------
     Total investment securities and FHLB .        3,883          65.7          4,303          75.4       4,913          49.6
        stock

Other Interest-Earning Assets:
  Interest-bearing deposits with banks ....        2,028          34.3          1,406          24.6       5,000          50.4
                                                 -------        ------        -------        ------     -------        ------
     Total ................................      $ 5,911         100.0%       $ 5,709         100.0%    $ 9,913         100.0%
                                                 =======        ======        =======        ======     =======        ======

Average remaining life or term to repricing
 of investment securities and other
interest-earning assets excluding FNMA
stock and FHLB stock ......................     2.18 years                      3.86 years                    2.46 years

Mortgage-Backed and Related Securities:
  CMOs ....................................      $ 4,129          34.0%       $ 7,132          59.1%    $10,701          80.0%
  FHLMC ...................................          437           3.6            494           4.1         606           4.5
  FNMA ....................................          696           5.7          1,601          13.2          --            --
  GNMA ....................................        6,859          56.6          2,840          23.5       1,126           8.4
  Other(2) ................................            1            .1              3            .1         954           7.1
                                                 -------        ------        -------        ------     -------        ------
    Total mortgage-backed and related

       securities .........................      $12,122         100.0%       $12,070         100.0%    $13,387         100.0%
                                                 =======        ======        =======        ======     =======        ======

-------------------
(1) Consists primarily of stocks of publicly traded thrift institutions and thrift holding companies, and mutual funds.

(2) Consists of interest only stripped mortgage-backed security. See Footnote 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

         The composition and maturities of the debt investment securities portfolio, excluding equity securities and FHLB stock, are indicated in the following table.

                                                                At June 30, 2001
                                  -----------------------------------------------------------------------------
                                   Less Than     1 to 5      5 to 10       Over 10       Total Debt Investment
                                     1 Year      Years        Years         Years             Securities
                                  -----------------------------------------------------------------------------
                                    Carrying    Carrying    Carrying      Carrying        Book         Market
                                     Value       Value        Value         Value        Value         Value
                                  -----------------------------------------------------------------------------
                                                              (Dollars in Thousands)
U.S. government securities ..      $  --        $   --       $  --        $   --        $   --        $   --
Federal agency obligations ..         --           996          --            --           996           996
Small business administration
   loans ....................         --            --          --           693           693           693

       Total ................      $  --        $  996       $  --        $  693        $1,689        $1,689
                                   -----        ------       -----        ------        ------        ------

Weighted average yield ......         --%         4.08%         --%        7.88%         5.64%         5.64%
                                   =====        ======       =====        ======        ======        ======


         The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 2001; however, the expected average life to maturity of this portfolio is generally two to 10 years.


                                                  Due in
                        ------------------------------------------------------      At
                                                         5 to                    June 30,
                                          One to      Less than      10 and        2001
                           Less than    Less than 5      10            Over       Balance
                           One Year       Years         Years         Years     Outstanding
                        -------------  ------------   ----------   -----------  ------------
                                                (Dollars in Thousands)

FHLMC ...............      $    --      $    --       $    --       $   437      $   437
FNMA ................           --           --            --           696          696
GNMA ................           --           --            --         6,859        6,859
CMOs ................           --           --         1,010         3,119        4,129
Other - FNMA Stripped           --           --             1            --            1

 Total ..............      $    --      $    --       $ 1,011       $11,111      $12,122
                           =======      =======       =======       =======      =======


         At June 30, 2001, the Bank's portfolio of investment and mortgage-backed securities contained no securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding those issued by the U.S. government or its agencies.

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

         Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities including purchases of mortgage-backed securities. At June 30, 2001, the Bank had total FHLB advances of $9.6 million.

         Deposits. Horizon Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of commercial demand, savings, checking, money market and certificate accounts. The certificate accounts currently range in terms from six months to five years. The Bank relies primarily on advertising (including radio, newspaper and direct mail), competitive pricing policies and customer service to attract and retain these deposits. Horizon Federal solicits deposits from its market area only and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The composition of the Bank's deposits is set forth in Note 8 of the Notes to Consolidated Financial Statement in the Annual Report.

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

                                                                             At June 30,
                                              -----------------------------------------------------------------------
                                                       2001                    2000                     1999
                                              -----------------------------------------------------------------------
                                                Amount     Percent     Amount       Percent       Amount     Percent
                                              -----------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------
Commercial Demand ...................          $   942        1.4%     $   811          1.3%      $ 1,061       1.8%
Checking Accounts (0.0% to 4.8%) ....            7,737       11.1        7,724         11.9         6,305      10.6
Savings Accounts (2.0% to 4.9%) .....           23,681       33.9       23,380         36.1        23,443      39.3
Money Market Accounts (1.75% to 2.5%)              313         .4          343           .5           463        .8
                                               -------      -----      -------        -----       -------     -----

Total Non-Certificates ..............           32,673       46.8       32,258         49.8        31,272      52.5
                                               -------      -----      -------        -----       -------     -----

Certificates:
------------

 0.00 - 3.99%                                    1,486        2.1%          38           .1%           11        .1%
 4.00 - 4.99%                                    8,893       12.7        8,703         13.4        10,251      17.1
 5.00 - 5.99%                                    7,695       11.0        9,933         15.3        13,505      22.7
 6.00 - 6.99%                                   14,147       20.3       10,610         16.4         4,360       7.2
 7.00 - 7.99%                                    4,978        7.1        3,213          4.9           163        .2
 8.00 - 8.99%                                       --         --            6           .1             6        .1
 9.00% and above ....................               --         --           --           --             8        .1
                                               -------      -----      -------        -----       -------     -----

Total Certificates ..................           37,199       53.2       32,503         50.2        28,304      47.5
                                               -------      -----      -------        -----       -------     -----
Total Deposits ......................          $69,872      100.0%     $64,761        100.0%      $59,576     100.0%
                                               =======      =====      =======        =====       =======     =====


         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2001.

                                         0.00-       4.00-      5.00-       6.00-      7.00%                 Percent
                                         3.99%       4.99%      5.99%       6.99%     or more     Total      of Total
                                      ----------  ---------   ---------   --------  ----------  ---------  ------------
                                                                    (Dollars in Thousands)
Certificate accounts maturing
in quarter ending              :
-------------------------------
September 30, 2001..................     1,060      1,031      2,922       4,697       4,629      14,339      38.55%
December 31, 2001...................       426      1,831      1,398       3,772         128       7,555      20.31
March 31, 2002......................         0      1,286        918       1,959           0       4,163      11.19
June 30, 2002.......................         0      1,170        780         271          88       2,309       6.21
September 30, 2002..................         0        580        383         689         114       1,766       4.75
December 31, 2002...................         0        675        399         822           0       1,896       5.10
March 31, 2003......................         0        757        111         886          19       1,773       4.76
June 30, 2003......................          0        316        147         461           0         924       2.48
Thereafter..........................         0      1,247        637         590           0       2,474       6.65

Total...............................    $1,486     $8,893     $7,695     $14,147      $4,978     $37,199     100.0%
                                        ------     ------     ------     -------      ------     -------     =====

   Percent of total.................      3.99%     23.91%     20.69%      38.03%      13.38%      100.0%
                                          ----      -----      -----       -----       -----       =====

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.


                                                                            Maturity
                                             -------------------------------------------------------------------------
                                                                  Over         Over
                                                  3 Months       3 to 6       6 to 12          Over
                                                  or Less        Months       Months         12 months       Total
                                             -------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Certificates of deposit of less
 than $100,000..............................        $10,195        $5,977       $6,099          $8,294       $30,565

Certificates of deposit of
 $100,000 or more...........................          1,944         1,428          373             539         4,284

Public funds(1).............................          2,200           150            0               0         2,350
                                                    -------        ------       ------          ------       -------

Total certificates of
 deposit....................................        $14,339        $7,555       $6,472          $8,833       $37,199
                                                    =======        ======       ======          ======       =======

--------------------

(1)  Deposits from governmental and other public entities.

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, primarily FHLB advances, when they are a less costly source of funds or can be invested at a profitable interest rate spread. In addition, the Bank may rely upon borrowings for short-term liquidity needs.

         Horizon Federal may obtain advances from the FHLB of Des Moines upon the security of its capital stock in the FHLB of Des Moines and certain of its mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                               Year Ended June 30,
                                   --------------------------------------------
                                       2001          2000            1999
                                   --------------------------------------------
                                            (Dollars in Thousands)
Maximum Balance:
---------------
  FHLB advances....................   $10,006        $16,599        $20,636

Average Balance:
---------------
  FHLB advances....................    $9,756        $13,265        $19,038


         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.


                                                       At June 30,
                                      ------------------------------------------
                                        2001             2000             1999
                                      ------------------------------------------
                                                  (Dollars in Thousands)

FHLB advances......................    $9,593           $9,014          $16,606
                                       ======           ======          =======

Weighted average interest
 rate of FHLB advances.............      5.49%            5.67%            5.07%

Subsidiary Activities

         As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.8 million at June 30, 2001, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $73,000. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

         Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of investment products to customers of Horizon Federal. For the fiscal year ended June 30, 2001, HISI had a net increase of $17,200.

Regulation

         General. Horizon Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. government up to applicable limits set by the FDIC. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all of its operations. Horizon Federal is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of March 31, 2000 and June 30, 2001, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2001 was $36,500.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, the Bank's lending limit under this restriction was approximately $981,000.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2001, the Bank was classified as a well-capitalized institution.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2001, the Bank did not have any intangible assets or purchased mortgage servicing rights.

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

         At June 30, 2001, the Bank had tangible capital of $6.2 million, or 7.1% of adjusted total assets, which is approximately $4.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also effectively require core capital equal to at least 3% to 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2001, the Bank had no intangible assets which were subject to these tests. At June 30, 2001, the Bank had core capital equal to $6.2 million, or 7.1% of adjusted total assets, which is $2.7 million above the minimum leverage ratio requirement of 4% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2001, the Bank had no capital instruments that qualify as supplementary capital, and $328,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to- value ratio and reciprocal holdings of qualifying capital instruments. Horizon Federal had a $9,000 exclusion from capital and assets at June 30, 2001.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         On June 30, 2001, the Bank had total capital of $6.5 million (including $6.2 million in core capital and $328,000 in qualifying supplementary capital) and risk-weighted assets of $54.6 million (including $1.3 million in converted off-balance sheet assets); or total capital of 12.0% of risk- weighted assets. This amount was $2.2 million above the 8% requirement in effect on that date.

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

         Assuming the absence of supervisory problems, savings associations that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years (less any dividends paid). However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority. Pursuant to the Supervisory Agreement, the Bank must obtain prior written permission from OTS before paying dividends.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At June 30, 2001, the Bank met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in March, 1998 and received a rating of "satisfactory."

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

         As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions.

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

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. For example, if the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2001, the Bank had $480,100 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the years ended June 30, 2001 and 2000, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $37,000 and $70,000 respectively. The $6,000 dividend received in June 2001 for FHIB's quarter ended May 31, 2001 reflects an annualized rate of 4.56%, 2.00% below the rate for fiscal 2000. Over the past five fiscal years such dividends have averaged 6.59%.

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

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method which was used in prior years) used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 2001, the Bank's post- 1987 excess reserves amounted to approximately $56,000. The recapture will be approximately $56,000 per year and will occur over a six-year period which began in fiscal 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As a result, the Company computes its bad debt deduction on the experience method.

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


         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2001, the Bank's Excess for tax purposes totaled approximately $1.3 million.

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

Effect of New Accounting Standards

        Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS No. 133 required companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounts. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company beginning July 1, 2000. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 did not have a significant impact on the Company's financial statements.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after July 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

         The Bank serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. There are nine commercial banks, one savings bank, other than Horizon Federal, and three credit unions which compete for deposits and loans in Horizon Federal's primary market area. The Bank estimates its share of the savings market in its primary market area to be approximately 15%.

Employees

         At June 30, 2001, the Bank had a total of 27 full-time and 7 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

        Vicki Hladik - Ms. Hladik, age 40, joined Horizon Federal in 1995 as Assistant Treasurer and was promoted to Controller and Treasurer of the Bank in 2001. Ms. Hladik is in charge of the accounting department of the Bank.

        Kent R. Frankenfeld - Mr. Frankenfeld, age 44, joined the Bank in October 1994, as Vice President in charge of Marketing and Product Development. Mr. Frankenfeld was the Vice President of a savings bank located in Des Moines, Iowa prior to joining the Bank.

Item 2. Description of Property

         The Bank conducts its business through its three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 2001. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2001 was approximately $1.25 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.


                                 Date      Total Approximate   Net Book Value at
       Location                Acquired      Square Footage     June 30, 2001
--------------------------------------------------------------------------------


Main Office:                     1964            4,230              $190,000
 301 First Avenue East
 Oskaloosa, Iowa

Branch Offices:                  1992            3,277              $511,000
 509 A Avenue, West
 Oskaloosa, Iowa

 1022 West Pleasant Street       1979            1,598              $553,000
 Knoxville, Iowa


         Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company in Oskaloosa and Knoxville, Iowa with the completion of our expansion in Knoxville in September of 2000.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2001 was approximately $60,000.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Page 40 of the attached 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 14 of the attached 2001 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Financial Statements

         The following information appearing in the Company's 2001 Annual Report to Stockholders for the year ended June 30, 2001, is incorporated herein by reference.


Annual Report Section                                    Pages in Annual Report
---------------------                                    ----------------------

Independent Auditors' Report                                       15

Consolidated Balance Sheets as of June 30, 2001 and 2000           16

Consolidated Statements of Operations for the Years Ended
 June 30, 2001, 2000 and 1999                                      17

Consolidated Statements of Changes in Stockholders' Equity
 and Comprehensive Income for Years Ended
 June 30, 2001, 2000 and 1999                                      18

Consolidated Statements of Cash Flows for Years Ended
 June 30, 2001, 2000 and 1999                                      19

Notes to Consolidated Financial Statements                         20-41


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on October 25, 2001, a copy of which was filed on September 25, 2001.

Executive Officers

Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I under the caption "Employees" of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 2001, a copy of which was filed on September 25, 2001.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 2001, a copy of which was filed on September 25, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 2001, a copy of which was filed on September 25, 2001.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 25, 2001, a copy of which was filed on September 25, 2001.

Item 13. Exhibits and Reports on Form 8-K

              (a)  Exhibits -- See Index to Exhibits.

              (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HORIZON FINANCIAL SERVICES
                                 CORPORATION



Date: September 28, 2001         By: /s/ Robert W. DeCook
      ------------------             ------------------------------------
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



/s/ Robert W. DeCook                          /s/ Thomas L. Gillespie
-----------------------------------------     ----------------------------------
Robert W. DeCook, Director, President and     Thomas L. Gillespie, Director and
Chief Executive Officer (Principal            Vice President
 Executive Officer)

Date: September 28, 2001                      Date: September 28, 2001
      -----------------------------------           ----------------------------


/s/ Gary L. Rozenboom                         /s/ Dwight L. Groves
-----------------------------------------     ----------------------------------
Gary L. Rozenboom, Director                   Dwight L. Groves, Director


Date: September 28, 2001                      Date: September 28, 2001
      -----------------------------------           ----------------------------

/s/ Norman P. Zimmerman                       /s/ Vicki Hladik
-----------------------------------------     ----------------------------------
Norman P. Zimmerman, Director                 Vicki Hladik, Treasurer and
                                              Comptroller,  (Principal Financial
                                              and Accounting Officer)

Date: September 28, 2001                      Date: September 28, 2001
      -----------------------------------           ----------------------------

                                Index to Exhibits


 Exhibit
 Number                          Document
--------  ----------------------------------------------------------------------

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