Form 10QSB
period 2001-09-30
HORIZON FINANCIAL SERVICES CORP
filed 2001-11-07
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       or

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


                        Commission File Number: 0-24036
                                               ----------

                     Horizon Financial Services Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        42-1419757
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


   301 First Avenue East, Oskaloosa, Iowa                         52577
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock                   751,462
                          ------------           -----------------------
                             Class               Shares Outstanding
                                                 as of October 19, 2001

Transitional Small Business Disclosure Format (check one):
[   ] YES    [ X ] NO


              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX


Part I. Financial Information                                                  Page
                                                                               ----
         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2001 and June 30, 2001     1

         Consolidated Statements of Operations for the three months ended        2
         September 30, 2001 and 2000

         Consolidated Statements of Comprehensive Income for the three months    3
         ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows for the three months ended        4
         September 30, 2001 and 2000

         Notes to Consolidated Financial Statements                              5

         Item 2.  Management's Discussion and Analysis                           7



Part II. Other Information                                                      13

         Signatures                                                             14

         Index of Exhibits                                                      15

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                             September 30,          June 30,
Assets                                                           2001                 2001
------                                                       ------------         ------------
                                                              (Unaudited)
Cash and cash equivalents                                    $  4,818,988         $  5,591,526
Securities available-for-sale                                  14,961,394           15,525,117
Loans receivable, net                                          65,986,625           65,445,714
Real estate                                                       351,925              280,458
Stock in Federal Home Loan Bank, at cost                          480,100              480,100
Office property and equipment, net                              1,260,161            1,253,741
Accrued interest receivable                                       746,079              682,183
Deferred tax assets                                                61,600               85,550
Prepaid expenses and other assets                                  75,463               71,499
                                                             ------------         ------------

     Total assets                                            $ 88,742,335         $ 89,415,888
                                                             ------------         ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                     $ 70,373,596         $ 69,871,926
Advances from Federal Home Loan Bank                            8,586,969            9,592,627
Advance payments by borrowers for taxes and insurance              15,371              393,550
Accrued income taxes                                              250,994              191,603
Accrued expenses and other liabilities                            821,160              919,996
                                                             ------------         ------------

     Total liabilities                                         80,048,090           80,969,702
                                                             ------------         ------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                               --                   --
Common stock, $.01 par value, 1,500,000 shares
     authorized, 1,046,198 issued                                  10,462               10,462
Additional paid-in capital                                      5,022,511            5,022,511
Retained earnings, substantially restricted                     5,773,808            5,565,793
Treasury stock, at cost, 294,736 shares                        (2,129,894)          (2,129,894)
Accumulated other comprehensive income (loss)                      17,358              (22,686)
                                                             ------------         ------------

     Total stockholders' equity                                 8,694,246            8,446,186
                                                             ------------         ------------

Total liabilities and stockholders' equity                   $ 88,742,335         $ 89,415,888
                                                             ============         ============


See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Operations

                                                                       Three Months
                                                                     Ended September 30,
                                                                   2001              2000
                                                                   ----              ----
                                                               (Unaudited)
Interest income:
  Interest and fees on loans                                   $ 1,364,367        $ 1,357,162
  Interest on securities available-for-sale                        205,667            257,139
  Other interest income                                             37,464             17,873
                                                               -----------        -----------

Total interest income                                            1,607,498          1,632,175
                                                               -----------        -----------

Interest expense:
  Interest on deposits                                             762,393            807,016
  Interest on FHLB advances and other borrowings                   120,115            139,580
                                                               -----------        -----------

Total interest expense                                             882,508            946,596
                                                               -----------        -----------

Net interest income                                                724,990            685,579

Provision for losses on loans                                       29,000             24,000
                                                               -----------        -----------

Net interest income after provision for losses on loans            695,990            661,579
                                                               -----------        -----------

Non-interest income:
  Fees, commissions and service charges                            173,861            153,780
  Gain (loss) on sale of securities, net                            29,634            (36,350)
                                                               -----------        -----------

Total non-interest income                                          203,495            117,430
                                                               -----------        -----------

Non-interest expense:
  Compensation, payroll taxes and employee benefits                296,245            298,568
  Advertising                                                       14,723             14,401
  Office property and equipment                                     65,417             84,785
  Federal deposit insurance premiums                                 8,733              7,893
  Data processing services                                          44,192             42,715
  Other real estate                                                  7,081              2,246
  Other                                                            102,064             76,509
                                                               -----------        -----------

Total non-interest expense                                         538,455            527,317
                                                               -----------        -----------

Earnings before taxes on income                                    361,030            251,692

Taxes on income                                                    119,200             87,500
                                                               -----------        -----------

Net earnings                                                   $   241,830        $   164,192
                                                               ===========        ===========


     Basic and diluted earnings per common share               $      0.32        $      0.19
                                                               -----------        ===========


See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                                                Three Months
                                                                              Ended September 30,
                                                                            2001              2000
                                                                            ----              ----
                                                                                 (Unaudited)
Net income                                                               $ 241,830         $ 164,192

Other Comprehensive Income:
      Unrealized gains (losses) on securities available for sale:
          Unrealized holding gains (losses) arising
            during the period, net of tax                                   58,625           128,171
      Reclassification adjustment for net (gains) losses
            included in net income, net of tax                             (18,581)           22,791
                                                                         ---------         ---------

Other comprehensive income, net of tax                                      40,444           150,962
                                                                         ---------         ---------


Comprehensive income                                                     $ 281,874         $ 315,154
                                                                         =========         =========


See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                                              Three months ended
                                                                                September 30,
                                                                            2001               2000
                                                                            ----               ----
                                                                                   (Unaudited)
Cash flows from operating activities:
Net earnings                                                            $   241,830         $   164,192
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                               23,526              29,317
  Amortization of fees, premiums and accretion of discounts, net             14,225                   7
  Provision for losses on loans                                              29,000              24,000
  Loans originated for sale                                              (3,088,962)           (618,425)
  Proceeds on sales of loans                                              2,956,321             481,253
  (Gain) loss on sale of securities                                         (29,634)             36,350
  Reinvested dividends                                                         (935)            (10,455)
  Increase in accrued interest receivable                                   (63,896)            (91,171)
  Increase in accrued income taxes                                           59,391              45,500
  Amortization of stock compensation plans                                       --               5,593
  Other, net                                                               (102,801)            367,351
                                                                        -----------         -----------

Net cash provided by operating activities                                    38,065             433,512
                                                                        -----------         -----------

Cash flows from investing activities:
  Securities available-for-sale:
     Purchases                                                           (3,987,867)           (197,875)
     Proceeds from sale                                                   3,737,523             224,313
     Proceeds from maturity and principal collected                         894,406             219,404
  Loans to customers, net                                                  (508,737)         (2,844,983)
  Purchase of office property and equipment, net                            (29,946)           (286,956)
                                                                        -----------         -----------

Net cash provided by (used in) investing activities                         105,379          (2,886,097)
                                                                        -----------         -----------

Cash flows from financing activities:
  Increase in deposits                                                      501,670           2,619,567
  Proceeds from advances from Federal Home Loan Bank                             --           1,000,000
  Principal payments on advances from Federal Home Loan Bank             (1,005,658)            (23,839)
  Decrease advance payments by borrowers for taxes and insurance           (378,179)           (365,108)
  Payment of dividends                                                      (33,815)            (37,999)
  Treasury stock acquired                                                        --            (136,239)
                                                                        -----------         -----------

Net cash (used in) provided by financing activities                        (915,982)          3,056,382
                                                                        -----------         -----------

Net (decrease) increase in cash and cash equivalents                       (772,538)            603,797

Cash and cash equivalents at beginning of period                          5,591,526           1,981,511
                                                                        -----------         -----------
Cash and cash equivalents at end of period                              $ 4,818,988         $ 2,585,308
                                                                        ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                           $   933,381         $   801,820
     Taxes                                                                   59,809              42,000
  Noncash investing and financing activities:
     Transfers from loans to other real estate                               71,467                  --
                                                                        ===========         ===========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 2001 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2001. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Horizon Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiary, Horizon Investment Services, Inc. The principal business activity of Horizon Investment Services, Inc. is to sell credit life insurance to customers of the Bank. All material intercompany accounts and transactions have been eliminated.

3.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three month periods ended September 30, 2001 and 2000:


                                                                    Three Months Ended
                                                                        September 30,
                                                                   2001              2000
                                                                   ----              ----
Net earnings                                                     $ 241,830        $ 164,192
                                                                 =========        =========


Basic earnings per share:
       Weighted average common shares outstanding                  751,462          852,111

       Less unearned employee stock ownership plan shares               --             (945)
                                                                 ---------        ---------

Weighted average number of common shares outstanding               751,462          851,166
                                                                 =========        =========

Earnings per common share - basic                                $    0.32        $    0.19
                                                                 =========        =========

Diluted earnings per share:
       Weighted average common shares outstanding                  751,462          852,111

       Less unearned employee stock ownership plan shares               --             (945)

       Assumed incremental option shares
          using the treasury stock method                           11,681            9,571
                                                                 ---------        ---------

Common and common equivalent shares outstanding                    763,143          860,737
                                                                 =========        =========

Earnings per common share - diluted                              $    0.32        $    0.19
                                                                 =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


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

Local economic conditions in the Bank's market are declining. Currently, farm prices for both livestock and grain are better than at this time last year, but are declining somewhat. We are currently experiencing factory layoffs and some decline in retail business. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected, which could adversely affect the financial condition and results of operations of the Company and the Bank.


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

These forward-looking statements include statements with respect to the Company's and the Bank's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's and the Bank's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's and the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

o the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct their operations;
o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;
o the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
o the willingness of users to substitute competitors' products and services for the Bank's products and services;
o the success of the Bank in gaining regulatory approval of its products and services, when required;
o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
o        technological changes;
o        acquisitions;
o        changes in consumer spending and saving habits; and
o the success of the Company and the Bank at managing the risks involved in the foregoing.

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


FINANCIAL CONDITION

The Company's total assets at September 30, 2001 of $88.7 million decreased $674,000, or .75%, from $89.4 million at June 30, 2001. This decrease was attributed to a cash and cash equivalents decrease of $773,000, or 13.8%, from a balance of $5.6 million at June 30, 2001 to $4.8 million at September 30, 2001, and a decrease in securities available-for-sale of $564,000, or 3.64%, from $15.5 million to $15.0 million. The decrease in total assets was offset in part by a $541,000, or .83% increase in net loans receivable from $65.4 million at June 30, 2001 to $66.0 million at September 30, 2001.

Total liabilities decreased $922,000, or 11.4%, to $80.1 million at September 30, 2001 from $81.0 million at June 30, 2001. This is a result of a $1.0 million decrease in advances from the Federal Home Loan Bank and a $378,000 decrease in advance payments by borrowers for taxes and insurance. Deposits continued to increase this quarter from $69.9 million at June 30, 2001 to $70.4 million at September 30, 2001, a $502,000 increase or .72%. Total stockholders' equity increased 2.9%, or $248,000, the result of increased retained earnings of $208,000 and increased other comprehensive income on unrealized gains securities available-for-sale of $40,000. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month periods ended September 30, 2001 and September 30,
2000


GENERAL

Net earnings increased $78,000 to $242,000 for the three month period ended September 30, 2001 from $164,000 for the three month period ended September 30, 2000. The 47.3% increase in net earnings for the three month period ended September 30, 2001 over the comparable period in 2000 was primarily attributable to increases in both net interest income and non-interest income as interest on deposits and FHLB advances declined and income from fees, service charges and commissions increased. Additionally, net gain on sale of securities increased $66,000, for the three month period ended September 30, 2001 as compared to the same period ended 2000. Earnings per common share increased 68.4% from $.19 for the three month period ended September 30, 2000 to $.32 for the same period ended September 30, 2001. This considerable increase is due to an increase in net earnings and the Company's common stock repurchase activities over the prior comparable period.


INTEREST INCOME

Interest income decreased $25,000 to $1,607,000 for the three month period ended September 30, 2001 compared to $1,632,000 for the three month period ended September 30, 2000. The decrease was primarily the result of a 53 basis point decrease in the weighted average yield on average interest-earning assets to 7.45% for the three month period ended September 30, 2001 as compared to 7.98% for the same period in 2000. Average net loans receivable increased $1.7 million, but the weighted average yield on loans decreased 17 basis points to 8.32% resulting in a slight overall increase in interest on loans of $7,000. Interest on securities available-for-sale had a greater impact on interest income as average balance and weighted average yield decreased. Average balance for securities available-for-sale decreased $734,000 for the three month period ended September 30, 2001 to $14.9 million from $15.6 million for the same period in 2000. Weighted average yield for the September 30, 2001 period decreased 106 basis points to 5.53% from 6.59% for the comparable period in 2000 as a result of sale and purchase activities in the available-for-sale portfolio and reduced rates on investments due to market conditions. The decrease in interest on securities available-for-sale for the three month period ended September 30, 2001 compared to the same period in 2000 was $51,000, or 20.0%. Other interest income increased $19,600 to $37,500 for the three month period ended September 30, 2001 compared to $17,900 for the three month period ended September 30, 2000. The average outstanding balance of other interest earning assets increased $3.8 million for the three month period ended September 30, 2001 as compared to the identical period in 2000.

The substantial growth in other interest earning assets is primarily the result of increased investment in short-term liquid assets acquired with funds received from the large customer deposit growth in the third quarter of the Company's fiscal year ended June 30, 2001. The weighted average yield on other interest earning assets increased 111 basis points from 1.4% to 2.5% for the three month period ended September 30, 2001 as compared to the same period in 2000.

INTEREST EXPENSE

Interest expense decreased $64,000, to $883,000 for the three month period ended September 30, 2001 compared to $947,000 for the three month period ended September 30, 2000. Although weighted average interest-bearing liabilities increased $4.2 million, or 5.6% for the three month period ended September 30, 2001 as compared to the same period in 2000, a reduced weighted average rate of 58 basis points, or 11.2% for the 2001 period had a greater impact on overall interest expense. Interest on deposits decreased $45,000 for the three month period ended September 30, 2001 to $762,000 from $807,000 for the same period ended September 30, 2000. Weighted average rate paid on deposits for the three month period ended September 30, 2001 was 4.31% compared to 4.92% for the same period ended 2000.

Interest on FHLB advances and other borrowings decreased $20,000, to $120,000 from $140,000 for three month period ended September 30, 2001 as compared to the identical period in 2000. Average borrowings decreased $912,000 for the three month period ended September 30, 2001 as compared to the same period in 2000 and the weighted average rate paid on borrowings decreased 29 basis points to 5.44% for the three months ended September 30, 2001 compared to 5.73% for the period ended September 30, 2000.


NET INTEREST INCOME

Net interest income increased $39,000 from $686,000 for the three month period ended September 30, 2000 to $725,000 for the three month period ended September 30, 2001. The Company's annualized net interest margin for the periods being compared were similar at 3.35% for the three month period ended September 30, 2000 and 3.36% for the same period ended September 30, 2001. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities decreased slightly from 108.50% for the three month period ended September 30, 2000 to 108.42% for the three month period ended September 30, 2001. The interest rate spread between interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 2001 was 3.02% and the interest rate spread for the comparable period ended September 30, 2000 was 2.96%.


PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company recorded a provision for losses on loans of $29,000 for the three month period ended September 30, 2001 and $24,000 for the three month period ended September 30, 2000. As of September 30, 2001, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1,639,000 or 1.85% of total assets, compared to $1,443,000 or 1.61% of total assets as of June 30, 2001. As of September 30, 2000, the Company's allowance for losses on loans was $356,000, representing 21.7% of non-performing assets and .54% of net loans receivable.

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


NON-INTEREST INCOME

Non-interest income increased $86,000 to $203,000 for the three months ended September 30, 2001 from $117,000 for the same period ended September 30, 2000. The increase was primarily attributable to a gain on sale of securities of $30,000 for the three month period ended September 30, 2001 compared to a $36,000 loss on sale of securities for the same period ended September 30, 2000. Contributing to the increase in non-interest income was an increase in fees, service charges and commission of $20,000, or 13.0%, for the three month period ended September 30, 2001 as compared to the identical period in 2000 as the Company continues its growth in fee-based accounts and services charge collections. Fees, service charges and commissions for the three month periods ended September 30, 2001 and 2000 were $174,000 and 154,000, respectively.


NON-INTEREST EXPENSE

Total non-interest expense increased $11,000 from $527,000 for the three months ended September 30, 2000 to $538,000 for the three month period ended September 30, 2001. The increase was primarily attributable to an other operating expense increase of $26,000, for the three month period ended September 30, 2001 compared to the same period in 2000. The increase was comprised of increases in loan expense, telephone expense, postage, and audit and accounting expense. Other real estate expense increased $5,000 for the three month periods being compared, the result of increased expenses for taxes, insurance and maintenance. Offsetting this increase was a decrease in advertising expense of $19,000 and a decrease in compensation, payroll taxes and employee benefits of $2,000 for the comparable three month periods.


TAXES ON INCOME

The Company had a $32,000 increase in taxes on earnings for the three month period ended September 30, 2001 as a result of increased net earnings. The effective tax rate for the three month period ended September 30, 2001 is 33.0% compared to 34.8% for the three month period ended September 30, 2000.


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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 10.61% on September 30, 2001 and 10.35% on June 30, 2001.

At September 30, 2001, the Company had advances of $8.6 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2001, the Company had outstanding commitments to extend credit which amounted to $4,155,000 (including $1.1 million in available revolving commercial lines of credit). At September 30, 2001, certificates of deposit scheduled to mature in one year or less totaled $21.6 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 2001, the Bank had tangible and core capital of $6.5 million, or 7.5% of adjusted total assets, which was approximately $5.2 million and $3.0 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 2001, the Bank had risk-based capital of $6.8 million (including $6.5 million in core capital), or 12.0% of risk- weighted assets of $54.2 million. This amount was $2.5 million above the 8.0% requirement in effect on that date.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:
               See Index to Exhibits

         (b) The following is a description of the Form 8-K filed during the three months ended September 30, 2001:

               On August 27, 2001, a current report on Form 8-K was filed to announce the Company's earnings for the quarter and fiscal year ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HORIZON FINANCIAL SERVICES CORPORATION
                                    Registrant


Date: November 7,2001                /s/ Robert W. DeCook
      -----------------             ---------------------------------------
                                    Robert W. DeCook
                                    President and Chief Executive Officer




Date: November 7, 2001               /s/ Vicki Hladik
      -------------------           ---------------------------------------
                                    Vicki Hladik
                                    Chief Financial Officer

                                INDEX TO EXHIBITS

 Exhibit
 Number                               Document
 ------    ---------------------------------------------------------------------

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

   11 Statement re computation of earnings per share (See Footnote 3 of the Registrant's Notes to Consolidated Financial Statements contained herein)