Form 10QSB
period 2001-12-31
HORIZON FINANCIAL SERVICES CORP
filed 2002-02-06
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

                                       or

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                          751,462
      ------------------                         -------------------------------
            Class                                       Shares Outstanding
                                                      as of February 4, 2002

Transitional Small Business Disclosure Format (check one):
Yes  [   ]:     No  [ X ]

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX


Part I. Financial Information                                               Page
                                                                            ----

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at December 3l, 2001 and June 30, 2001    1

         Consolidated Statements of Operations for the three months and        2
         six months ended December 31, 2001 and 2000

         Consolidated Statements of Comprehensive Income for the three months 3 and six months ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the six months ended        4
         December 31, 2001 and 2000

         Notes to Consolidated Financial Statements                            5

         Item 2.  Management's Discussion and Analysis                         7


Part II. Other Information                                                    13

         Signatures                                                           14

         Index of Exhibits                                                    15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                            Consolidated Balance Sheets

                                                          December 31,         June 30,
                                                              2001               2001
                                                          ------------       ------------
                                                           (Unaudited)
Assets
------
Cash and cash equivalents                                  $  8,751,287       $  5,591,526
Securities available-for-sale                                12,090,925         15,525,117
Loans receivable, net                                        66,431,727         65,445,714
Real estate                                                     280,458            280,458
Stock in Federal Home Loan Bank, at cost                        480,100            480,100
Office property and equipment, net                            1,307,266          1,253,741
Accrued interest receivable                                     622,558            682,183
Deferred tax asset                                              103,299             85,550
Prepaid expenses and other assets                                66,085             71,499
                                                           ------------       ------------

     Total assets                                          $ 90,133,705       $ 89,415,888
                                                           ------------       ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                   $ 73,823,446       $ 69,871,926
Advances from Federal Home Loan Bank                          6,581,233          9,592,627
Advance payments by borrowers for taxes and insurance           150,215            393,550
Accrued income taxes                                            245,989            191,603
Accrued expenses and other liabilities                          443,701            919,996
                                                           ------------       ------------

     Total liabilities                                       81,244,584         80,969,702
                                                           ------------       ------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                            ---                ---
Common stock, $.01 par value, 1,500,000 shares
     authorized, 1,046,198 issued                                10,462             10,462
Additional paid-in capital                                    5,022,511          5,022,511
Retained earnings, substantially restricted                   6,038,524          5,565,793
Treasury stock, at cost, 294,736 shares                      (2,129,894)        (2,129,894)
Accumulated other comprehensive loss                            (52,482)           (22,686)
                                                           ------------       ------------

     Total stockholders' equity                               8,889,121          8,446,186
                                                           ------------       ------------

Total liabilities and stockholders' equity                 $ 90,133,705       $ 89,415,888
                                                           ============       ============


See Notes to Consolidated Financial Statements.

                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                               Consolidated Statements of Operations


                                                   Three Months Ended                 Six Months Ended
                                                       December 31,                      December 31,
                                                   2001             2000            2001              2000
                                               -----------      -----------      -----------      -----------
                                                       (Unaudited)                       (Unaudited)
Interest income:
Interest and fees on loans                     $ 1,356,282      $ 1,357,669      $ 2,720,649      $ 2,714,832
Interest on securities available-for-sale          182,702          231,876          388,369          489,015
Other interest income                               27,421           18,487           64,885           36,360
                                               -----------      -----------      -----------      -----------

Total interest income                            1,566,405        1,608,032        3,173,903        3,240,207
                                               -----------      -----------      -----------      -----------

Interest expense:
Interest on deposits                               609,771          851,972        1,372,164        1,658,988
Interest on FHLB advances                          103,385          145,474          223,500          285,054
                                               -----------      -----------      -----------      -----------

Total interest expense                             713,156          997,446        1,595,664        1,944,042
                                               -----------      -----------      -----------      -----------

Net interest income                                853,249          610,586        1,578,239        1,296,165

Provision for losses on loans                       57,500          141,247           86,500          165,247
                                               -----------      -----------      -----------      -----------

Net interest income after provision for
  losses on loans                                  795,749          469,339        1,491,739        1,130,918
                                               -----------      -----------      -----------      -----------

Non-interest income:
Fees, commissions and service charges              169,413          132,602          343,274          286,382
Gain (loss) on sale of securities, net              38,331            8,144           67,965          (28,206)
                                               -----------      -----------      -----------      -----------

Total non-interest income                          207,744          140,746          411,239          258,176
                                               -----------      -----------      -----------      -----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                309,999          275,379          606,244          573,947
Advertising                                         16,576           20,849           31,299           35,250
Office property and equipment                       64,150           73,990          129,567          158,775
Federal deposit insurance premiums                   8,590            8,156           17,323           16,049
Data processing services                            46,319           44,035           90,511           86,750
Other real estate                                      359              873            7,440            3,319
Other                                              106,568          136,330          208,632          212,839
                                               -----------      -----------      -----------      -----------

Total non-interest expense                         552,561          559,612        1,091,016        1,086,929
                                               -----------      -----------      -----------      -----------

Earnings before taxes on income                    450,932           50,473          811,962          302,165

Taxes on income                                    152,400            8,200          271,600           95,700
                                               -----------      -----------      -----------      -----------

Net earnings                                   $   298,532      $    42,273      $   540,362      $   206,465
                                               ===========      ===========      ===========      ===========

     Earnings per common share -
       Basic                                   $      0.40      $      0.05      $      0.72      $      0.25
       Diluted                                 $      0.39      $      0.05      $      0.71      $      0.25


See Notes to Consolidated Financial Statements.


                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                          Consolidated Statements of Comprehensive Income


                                                                       Three Months Ended              Six Months Ended
                                                                          December 31,                   December 31,
                                                                      2001            2000            2001           2000
                                                                      ----            ----            ----           ----
                                                                           (Unaudited)                    (Unaudited)

Net income                                                          $ 298,532       $  42,273       $ 540,362       $ 206,465

Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax                                (45,806)        164,250          12,818         292,421
   Reclassification adjustment for net (gains) losses
         included in net income, net of tax                           (24,034)         (5,106)        (42,614)         17,685
                                                                    ---------       ---------       ---------       ---------

Other comprehensive income (loss), net of tax                         (69,840)        159,144         (29,796)        310,106
                                                                    ---------       ---------       ---------       ---------


Comprehensive income                                                $ 228,692       $ 201,417       $ 510,566       $ 516,571
                                                                    =========       =========       =========       =========



See Notes to Consolidated Financial Statements.

                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                               Consolidated Statements of Cash Flows

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                        2001              2000
                                                                                       ------            ------
                                                                                                       (Unaudited)
Cash flows from operating activities:
Net earnings                                                                        $   540,362       $   206,465
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                                          47,951            58,671
   Amortization of fees, premiums and accretion of discounts, net                        34,853           (70,679)
   Provision for losses on loans                                                         86,500           165,247
   Loans originated for sale                                                         (6,998,315)       (1,220,650)
   Proceeds on sales of loans                                                         6,586,415           711,425
   (Gain) loss on sale of securities                                                    (67,965)           28,206
   Reinvested dividends                                                                  (2,489)              ---
   Gain on sale of fixed assets                                                            (535)              ---
   Decrease (increase) in accrued interest receivable                                    59,625           (18,201)
   Increase (decrease) in accrued income taxes                                           54,386           (83,087)
   Amortization of stock compensation plans                                                 ---             5,593
   Other, net                                                                          (474,414)         (224,976)
                                                                                    -----------       -----------

Net cash (used in) provided by operating activities                                    (133,626)         (441,986)
                                                                                    -----------       -----------

Cash flows from investing activities: Securities available for sale:
     Purchases                                                                       (4,646,205)         (232,786)
     Proceeds from sale                                                               6,162,260         1,126,840
     Proceeds from maturity and principal collected                                   1,906,193           617,479
   Loans to customers, net                                                             (732,080)       (2,904,713)
   Proceeds from sale of real estate                                                     75,000               ---
   Purchase of office property and equipment, net                                      (100,941)         (305,900)
                                                                                    -----------       -----------

Net cash provided by (used in) investing activities                                   2,664,227        (1,699,080)
                                                                                    -----------       -----------

Cash flows from financing activities:
   Increase in deposits                                                               3,951,520         3,233,175
   Decrease in advance payments by borrowers for taxes and insurance                   (243,335)         (239,457)
   Proceeds from advances from Federal Home Loan Bank                                       ---         1,500,000
   Principal payments on advances from Federal Home Loan Bank                        (3,011,394)         (810,223)
   Treasury stock acquired                                                                  ---          (815,697)
   Payment of dividends                                                                 (67,631)          (71,815)
                                                                                    -----------       -----------

Net cash provided by financing activities                                               629,160         2,795,983
                                                                                    -----------       -----------

Net increase in cash and cash equivalents                                             3,159,761           654,917

Cash and cash equivalents at beginning of period                                      5,591,526         1,981,511
                                                                                    -----------       -----------
Cash and cash equivalents at end of period                                          $ 8,751,287       $ 2,636,428
                                                                                    ===========       ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                       $ 2,086,483       $ 2,254,230
     Taxes                                                                              217,214           129,967
   Noncash investing and financing activities:
     Transfers from loans to other real estate                                      $    71,467       $       ---
                                                                                    ===========       ===========


   See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 2001 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 2001 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2001. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Horizon Federal Savings Bank (the "Bank") and the Bank's wholly owned subsidiary, Horizon Investment Services, Inc. The principal business activity of Horizon Investment Services, Inc. is to sell credit life insurance to customers of the Bank. All material intercompany accounts and transactions have been eliminated.

3.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended December 31, 2001 and 2000:


                                                                 Three Months Ended           Six Months Ended
                                                                    December 31,                 December 31,
                                                                 2001          2000           2001          2000
                                                                 ----          ----           ----          ----
Net Earnings                                                 $ 298,532      $  42,273      $ 540,362      $ 206,465
                                                             =========      =========      =========      =========


Basic earnings per share:
     Weighted average common shares outstanding                751,462        806,875        751,462        829,493

     Less unearned employee stock ownership plan shares            ---            ---            ---           (472)
                                                             ---------      ---------      ---------      ---------

Weighted average number of common shares outstanding           751,462        806,875        751,462        829,021
                                                             =========      =========      =========      =========

Earnings per common share - basic                            $    0.40      $    0.05      $    0.72      $    0.25
                                                             =========      =========      =========      =========

Diluted earnings per share:
     Weighted average common shares outstanding                751,462        806,875        751,462        829,493

     Less unearned employee stock ownership plan shares            ---            ---            ---           (472)

     Assumed incremental option shares
        using the treasury stock method                         10,349          5,213         11,015          7,392
                                                             ---------      ---------      ---------      ---------

Common and common equivalent shares outstanding                761,811        812,088        762,477        836,413
                                                             =========      =========      =========      =========

Earnings per common share - diluted                          $    0.39      $    0.05      $    0.71      $    0.25
                                                             =========      =========      =========      =========

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

Local economic conditions in the Bank's market are stable, but showing some effects of the current recession. Currently, farm prices for both grain and livestock are volatile and declining somewhat. We are currently experiencing factory layoffs and some decline in retail business. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected, which could adversely affect the financial condition and results of operations of the Company and the Bank.


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


FINANCIAL CONDITION

The Company's total assets at December 31, 2001 of $90.1 million increased $718,000, or .80%, from $89.4 million at June 30, 2001. Cash and cash equivalents increased $3.16 million, or 56.5%, from $5.6 million at June 30, 2001 to $8.75 million at December 31, 2001. Offsetting this increase was a decrease in securities available-for-sale of $3.4 million from $15.5 million at June 30, 2001 to $12.1 million at December 31, 2001. Loans receivable, net increased $986,000 from $65.4 million at June 30, 2001 to $66.4 million at December 31, 2001.

Total liabilities increased $275,000, or .34%, to $81.2 million at December 31, 2001 from $80.9 million at June 30, 2001. Deposits continued to increase from $69.9 million at June 30, 2001 to $73.8 million at December 31, 2001. Total deposits increase fiscal year-to-date is $3.95 million, or 5.66%. A decrease in advances from the Federal Home Loan Bank of $3.0 million, or 31.4%, from $9.6 million at June 30, 2001 to $6.6 million at December 31, 2001 partially offset the increase in deposits. Total stockholders' equity increased $443,000, from $8.45 million at June 30, 2001 to $8.89 million at December 31, 2001, the result of an increase of $473,000 in retained earnings offset by a slight increase in unrealized losses on securities available-for-sale of $30,000. There were no other significant changes in the components of the Company's balance sheet.


RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the level of operating expenses.
Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts, and to a lesser extent, gains or losses on sale of securities.


Comparison of three month and six month periods ended December 31, 2001 and December 31, 2000.


GENERAL

Net earnings for the three months ended December 31, 2001 increased $256,200, or 605%, to $298,500 from $42,300 for the three month period ended December 31, 2000. The increase in net earnings for the quarter was primarily attributable to increases in both net interest income, both before and after provisions for losses on loans, and to a lesser extent, non-interest income as interest on deposits and FHLB advances declined while income from fees, service charges and commissions increased as did gains on sale of securities. Provisions for losses on loans decreased for the quarter from $141,000 for the three month period ended December 31, 2001 to $57,500 for the comparable period ended December 31, 2001 contributing to increased net income for the period. All of these increases were offset in part due to increased taxes attributable to higher income during this three month period. The six month period ended December 31, 2001 additionally presented an increase over the comparable period ended December 31, 2000. Net earnings for the six month period ended December 31, 2001 were up 162%, or $334,000 to $540,400 for the period ended December 31, 2001 compared to $206,500 for the six month period ended December 31, 2000. Increases for the six month period were also generally attributable to increased net interest income, both before and after provisions for losses on loans, and, to a lesser extent, non-interest income for the current fiscal year as compared to the same period in fiscal 2000.


INTEREST INCOME

Interest income decreased $41,600 to $1,566,000 for the three month period ended December 31, 2001 compared to $1,608,000 for the three month period ended December 31, 2000 and $66,300 to $3,174,000 for the six month period ended December 31, 2001 compared to $3,240,000 for the period ended December 31, 2000. The decreases for both periods were primarily due to decreased interest on securities available-for-sale as both balances and interest rates earned on securities have declined. For the three month period ended December 31, 2001 interest on securities available-for-sale decreased $49,000 from $231,900 for the period ended December 31, 2000 to $182,700 for the same period ended December 31, 2001. For the six month period results were similar as interest on securities decreased $100,600 to $388,400 for the period ended December 31, 2001 from $489,000 for the six month period ended December 31, 2000. Both periods experienced increases in other interest income as the Bank earned greater interest on larger cash and cash equivalent balances. For the three month period other interest income increased $8,900, or 48.3%, and for the six month period other interest income increased $28,500, or 78.4%. The average outstanding balance of other interest-earning assets increased $5.3 million for the corresponding three month period and $4.9 million for the six month period. Average yield on other interest-earning assets for the three month period decreased 10 basis points from 1.40% for the period ended December 31, 2000 to 1.30% for the three month period ended December 31, 2001. Average yield on other interest-earning assets for the six month period increased 28 basis points, from 1.45% for the six month period ended December 31, 2000 to 1.73% for the period ended December 31, 2001. Interest on loans for both periods being compared had little change. The three month period ended December 31, 2001 had a slight decrease of $1,400 as compared to the same period in 2000 and the six month period had a slight increase of $5,800 over the comparable period in 2000. The average yield on loans receivable decreased for both the three month and six month periods ended December 31, 2001. Average yield on loans for the three month period decreased 12 basis points from 8.31% for the period ended December 31, 2000 to 8.19% for the three month period ended December 31, 2001. Average yield on loans for the six month period decreased 16 basis points from 8.41% for the period ended December 31, 2000 to 8.25% for the six month period ended December 31, 2001. Average net loans receivable for the three and six month periods ended December 31, 2001 were $66.2 million and $65.9 million, respectively. Average net loans receivable for the three and six month periods ended December 31, 2000 were $65.4 million and $64.6 million, respectively.


INTEREST EXPENSE

Interest expense decreased $284,000 to $713,000 from $997,000 for the three month period and $348,000 to $1,596,000 from $1,944,000 for the six month period ended December 31, 2001 as compared to the same periods in 2000. The decrease in interest expense was ultimately due to the weighted average rate on deposits decrease of 173 basis points from 5.07% for the three month period ended December 31, 2000 to 3.34% for the comparable period ended December 31, 2001. Weighted average rate on deposits for the six month period comparison decreased 120 basis points to 3.81% for the six month period ended December 31, 2001 as compared to 5.01% for the same period in 2000. Average outstanding balance of deposits increased $5.8 million from $67.2 million for the three month period ended December 31, 2000 to $73.0 million for the three month period ended December 31, 2001, and increased $5.8 million from $66.3 million to $72.1 million for the comparable six month period. Contributing to the decrease in interest expense was a decrease in interest on FHLB advances for the three and six month periods ended December 31, 2001 as compared to the same periods ended December 31, 2000. Interest on advances and other borrowings decreased $42,000 to $103,000 from $145,000 for the three month period and $61,500 to $223,500 from $285,000 for the six month period. This decrease is attributable to reduced average borrowings of $2.26 million, from $9.84 million for the three month period ended December 31, 2000, at a weighted average rate of 5.91%, to $7.58 million for the same period ended 2001, at a weighted average rate of 5.45%. The decrease in average borrowings for the comparable six month period was $1.6 million from $9.8 million, with a weighted average rate of 5.83%, for the period ended December 31, 2000 to $8.2 million, with a weighted average rate of 5.48%, for same period ended 2001.


NET INTEREST INCOME

Net interest income was $853,000 and $1.58 million for the three month and six month periods ended December 31, 2001, respectively, compared to $610,600 and $1.3 million for the comparable periods in 2000. The Company's net interest margin increased 97 basis points to 3.92% for the three month period ended December 31, 2001 as compared to 2.95% for the same period ended December 31, 2000 and increased 47 basis points to 3.63% for the six month period ended December 31, 2001 as compared to 3.16% for the six month period ended December 31, 2000.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $86,500 for the six month period ended December 31, 2001 as compared to $165,200 for the same period ended 2000. Additional provisions were applied in the 2000 period in response to the write-off of a commercial loan with a balance of $161,000. As of December 31, 2000, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $1,746,000 or 1.94% of total assets, compared to $1,443,000 or 1.61% of total assets as of June 30, 2001. As of December 31, 2001, the Company's allowance for losses on loans was $399,000, representing 22.8% of non-performing assets and .60% of net loans receivable, compared to allowance for losses on loans at June 30, 2001 of $369,000, representing 25.6% of non- performing assets and .56% of net loans receivable.

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


NON-INTEREST INCOME

Non-interest income increased to $208,000 and $411,000 for the three and six month periods ended December 31, 2001, respectively, compared to $141,000 and $258,000 for the periods ended December 31, 2000. The increase for the three month period ended December 31, 2001 was attributable to a $37,000 increase in fees, commissions, and service charges collected and a $30,000 increase in gain on sale of securities, net. For the six month period the increase was attributable to a $57,000 increase in fees, commissions, and service charges collected and a $96,000 increase in gain on sale of securities, net.


NON-INTEREST EXPENSE

Total non-interest expense was $552,600 and $1.1 million for the three and six month periods ended December 31, 2001, respectively, compared to $559,600 and $1.1 million for the same periods in 2000. Compensation and employee benefits expenses, the largest component of non-interest expense, increased $34,600 and $32,300 for the three and six month periods ended December 31, 2001 as compared to the same period ended December 31, 2000. Offsetting these increases were decreases in advertising, office property and equipment and other operating expense for both periods being compared.


TAXES ON INCOME

Income taxes increased $144,000 for the three month period ended December 31, 2001 as compared to the same period ended December 31, 2000, and $176,000 for the comparable six month periods. The income tax increases for the periods are the result of increased earnings before taxes on income. The effective tax rate for the three month period ended December 31, 2001 was 33.8% compared to 16.2% for the same period ended 2000. For the six month period ended December 31, 2001, the effective tax rate was 33.4% compared to 31.7% for the same period in fiscal 2000.


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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 12.80% on December 31, 2001 and 10.35% on June 30, 2001.

At December 31, 2001, the Company had advances of $6.6 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At December 31, 2001, the Company had outstanding commitments to extend credit which amounted to $3,287,000 (including $998,000 in available revolving commercial lines of credit). At December 31, 2001, certificates of deposit scheduled to mature in one year or less totaled $24.5 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At December 31, 2001, the Bank had tangible and core capital of $6.8 million, or 7.7% of adjusted total assets, which was approximately $5.4 million and $3.2 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 2001, the Bank had risk-based capital of $7.1 million (including $6.8 million in core capital), or 12.4% of risk- weighted assets of $57.3 million. This amount was $2.5 million above the 8.0% requirement in effect on that date. The bank is considered to be well-capitalized.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        Legal Proceedings

               None

ITEM 2.        Changes in Securities

               None

ITEM 3.        Defaults Upon Senior Securities

               None

ITEM 4.        Submission of Matters to a Vote of Security Holders

                    (a)  Annual meeting date:  October 25, 2001
                    (b)  Not required
                    (c) The matters approved by stockholders at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes, if any) as to each matter are set forth below:

                         Proposal                                       Number of Votes
                                                                 For                      Withheld
Election of the following directors for a three year term:

               1) Dwight L. Groves                             680,651                      5,800
               2) Norman P. Zimmerman                          680,951                      5,500

                                                                 For        Against        Abstain
Ratification of the appointment of KPMG LLP
as the Company's auditors for the                              685,733        500            218
fiscal year ending June 30, 2002


ITEM 5.        Other Information

               None

ITEM 6.        Exhibits and Reports on Form 8-K.

               (a)   Exhibits:
                     See Index to Exhibits

               (b) The following is a description of the Form 8-K filed during the three months ended December 31, 2001:

                     On October 17, 2001, current report on Form 8-K was filed to announce the Company's earnings for the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HORIZON FINANCIAL SERVICES CORPORATION
                                   Registrant


Date: February 06, 2002             /s/ Robert W. DeCook
      -----------------            -------------------------------------
                                   Robert W. DeCook
                                   President and Chief Executive Officer




Date: February 06, 2002            /s/ Vicki Hladik
      -----------------            -------------------------------------
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