Form 10QSB
period 2002-03-31
HORIZON FINANCIAL SERVICES CORP
filed 2002-05-03
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _______________ to______________


                        Commission File Number: 0-24036
                                                -------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock                                     751,462
        ------------------                           ---------------------
               Class                                  Shares Outstanding
                                                      as of May 03, 2002

Transitional Small Business Disclosure Format (check one):
Yes  [   ]:  No [ X ]


              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX


Part I. Financial Information                                               Page

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 2002 and June 30, 2001      1

         Consolidated Statements of Operations for the three months and       2
         nine months ended March 31, 2002 and 2001

         Consolidated Statements of Comprehensive Income for the three months 3 and nine months ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the nine months ended      4
         March 31, 2002 and 2001

         Notes to Consolidated Financial Statements                           5

         Item 2. Management's Discussion and Analysis of Financial Condition 7 and Results of Operations


Part II. Other Information                                                    13

         Signatures                                                           14

         Index of Exhibits                                                    15

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS


              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                              March 31,         June 30,
                                                                 2002              2001
                                                            ------------      ------------
                                                             (Unaudited)
Assets
------
Cash and cash equivalents                                   $  9,315,942      $  5,591,526
Securities available-for-sale                                 11,009,294        15,525,117
Loans receivable, net                                         65,427,263        65,445,714
Real estate                                                      367,541           280,458
Stock in Federal Home Loan Bank, at cost                         509,200           480,100
Office property and equipment, net                             1,307,366         1,253,741
Accrued interest receivable                                      602,173           682,183
Deferred tax asset                                               120,000            85,550
Prepaid expenses and other assets                                 59,433            71,499
                                                            ------------      ------------

     Total assets                                           $ 88,718,212      $ 89,415,888
                                                            ------------      ------------

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                    $ 72,833,620      $ 69,871,926
Advances from Federal Home Loan Bank                           5,575,418         9,592,627
Advance payments by borrowers for taxes and insurance            261,018           393,550
Accrued income taxes                                             342,539           191,603
Accrued expenses and other liabilities                           549,052           919,996
                                                            ------------      ------------

     Total liabilities                                        79,561,647        80,969,702
                                                            ------------      ------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                              --                --
Common stock, $.01 par value, authorized 1,500,000
     shares, 1,046,198 shares issued                              10,462            10,462
Additional paid-in capital                                     5,022,511         5,022,511
Retained earnings, substantially restricted                    6,334,199         5,565,793
Treasury stock, at cost, 294,736 shares                       (2,129,894)       (2,129,894)
Accumulated other comprehensive loss                             (80,713)          (22,686)
                                                            ------------      ------------

     Total stockholders' equity                                9,156,565         8,446,186
                                                            ------------      ------------

Total liabilities and stockholders' equity                  $ 88,718,212      $ 89,415,888
                                                            ============      ============


See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Operations

                                                            Three Months                   Nine months
                                                           Ended March 31,                Ended March 31,
                                                        2002            2001           2002             2001
                                                        ----            ----           ----             ----
                                                            (Unaudited)                      (Unaudited)
Interest income:
Interest and fees on loans                          $ 1,330,258     $ 1,379,132     $ 4,050,907     $ 4,090,964
Interest on securities available-for-sale               161,927         239,359         550,296         728,374
Other interest income                                    20,623          44,746          85,508          81,106
                                                    -----------     -----------     -----------     -----------

Total interest income                                 1,512,808       1,660,237       4,686,711       4,900,444
                                                    -----------     -----------     -----------     -----------

Interest expense:
Interest on deposits                                    509,678         866,662       1,881,842       2,525,650
Interest on FHLB advances                                72,975         130,697         296,475         415,751
                                                    -----------     -----------     -----------     -----------

Total interest expense                                  582,653         997,359       2,178,317       2,941,401
                                                    -----------     -----------     -----------     -----------

Net interest income                                     930,155         662,878       2,508,394       1,959,043

Provision for losses on loans                           127,500          52,000         214,000         217,247
                                                    -----------     -----------     -----------     -----------

Net interest income after provision for
  losses on loans                                       802,655         610,878       2,294,394       1,741,796
                                                    -----------     -----------     -----------     -----------

Non-interest income:
Fees, commissions and service charges                   166,700         145,784         509,974         432,166
Gain (loss) on sale of securities                       128,092          15,505         196,057         (12,701)
                                                    -----------     -----------     -----------     -----------

Total non-interest income                               294,792         161,289         706,031         419,465
                                                    -----------     -----------     -----------     -----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                     324,057         280,031         930,301         853,978
Advertising                                              22,500          19,489          53,799          54,739
Office property and equipment                            76,893          77,099         206,460         235,874
Federal deposit insurance premiums                        3,210           8,370          20,533          24,419
Data processing services                                 49,099          48,015         139,610         134,765
Other real estate                                        31,592          13,442          39,032          16,761
Other                                                    84,704          83,713         293,336         296,552
                                                    -----------     -----------     -----------     -----------

Total non-interest expense                              592,055         530,159       1,683,071       1,617,088
                                                    -----------     -----------     -----------     -----------

Earnings before taxes on income                         505,392         242,008       1,317,354         544,173

Taxes on income                                         175,900          82,200         447,500         177,900
                                                    -----------     -----------     -----------     -----------

Net earnings                                        $   329,492     $   159,808     $   869,854     $   366,273
                                                    ===========     ===========     ===========     ===========

     Earnings per common share-
       Basic                                        $      0.44     $      0.21     $      1.16     $      0.46
       Diluted                                      $      0.43     $      0.21     $      1.14     $      0.45


See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                            Three Months Ended             Nine Months Ended
                                                                 March 31,                     March 31,
                                                            2002           2001           2002           2001
                                                            ----           ----           ----           ----
                                                                (Unaudited)                    (Unaudited)
Net income                                                $ 329,492      $ 159,808      $ 869,854      $ 366,273

Other Comprehensive Income:
   Unrealized gains on securities available for sale:
      Unrealized holding gains arising
         during the period, net of tax                       52,083        221,993         64,901        514,413
   Reclassification adjustment for net (gains) losses
         included in net income, net of tax                 (80,314)        (9,722)      (122,928)         7,964
                                                          ---------      ---------      ---------      ---------
Other comprehensive income (loss), net of tax               (28,231)       212,271        (58,027)       522,377
                                                          ---------      ---------      ---------      ---------

Comprehensive income                                      $ 301,261      $ 372,079      $ 811,827      $ 888,650
                                                          ---------      ---------      ---------      ---------



See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                               Nine months ended
                                                                                    March 31,
                                                                              2002             2001
                                                                              ----             ----
                                                                                   (Unaudited)
Cash flows from operating activities:
Net earnings                                                             $   869,854      $   366,273
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                               79,841           87,986
   Amortization of fees, premiums and accretion of discounts, net             52,534            5,120
   Provision for losses on loans                                             214,000          217,247
   Loans originated for sale                                              (8,317,765)      (2,461,950)
   Proceeds on sales of loans                                              8,370,702        2,284,261
   (Gain) loss on sale of securities                                        (196,057)          12,701
   Reinvested dividends                                                      (12,995)              --
   Gain on sale of fixed assets                                                 (535)              --
   Decrease in accrued interest receivable                                    80,010            7,121
   Increase (decrease) in accrued income taxes                               150,936          (60,965)
   Amortization of stock compensation plans                                       --            5,593
   Other, net                                                               (337,740)         128,944
                                                                         -----------      -----------

Net cash provided by operating activities                                    952,785          592,331
                                                                         -----------      -----------

Cash flows from investing activities:
   Securities available-for-sale:
      Purchases                                                           (5,540,850)      (1,601,405)
      Proceeds from sale                                                   7,105,035        2,537,922
      Proceeds from maturity and principal collected                       3,015,679          828,958
   Loans to customers, net                                                  (476,707)      (3,001,396)
   Proceeds from sale of Federal Home Loan Bank stock                             --          222,400
   Purchase of Federal Home Loan Bank stock                                  (29,100)              --
   Proceeds from sale of real estate                                         120,000               --
   Purchase of office property and equipment, net                           (132,931)        (312,771)
                                                                         -----------      -----------

Net cash provided by (used in) investing activities                        4,061,126       (1,326,292)
                                                                         -----------      -----------

Cash flows from financing activities:
   Increase in deposits                                                    2,961,694        6,342,821
   Decrease in advance payments by borrowers for taxes and insurance        (132,532)        (128,796)
   Proceeds from advances from Federal Home Loan Bank                             --        3,500,000
   Principal payments on advances from Federal Home Loan Bank             (4,017,209)      (2,915,991)
   Treasury stock acquired                                                        --         (815,697)
   Payment of dividends                                                     (101,448)        (105,630)
                                                                         -----------      -----------

Net cash (used in) provided by financing activities                       (1,289,495)       5,876,707
                                                                         -----------      -----------

Net increase in cash and cash equivalents                                  3,724,416        5,142,746

Cash and cash equivalents at beginning of period                           5,591,526        1,981,511
                                                                         -----------      -----------
Cash and cash equivalents at end of period                               $ 9,315,942      $ 7,124,257
                                                                         ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                           $ 2,597,422      $ 2,926,342
      Taxes                                                              $   296,564      $   238,867
   Noncash investing and financing activities:
      Transfer from loans to other real estate                           $   228,221      $        --
                                                                         ===========      ===========


See Notes to Consolidated Financial Statements.

                     HORIZON FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 2002 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 2002 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2001. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


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

3.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended March 31, 2002 and 2001:

                                                               Three Months Ended           Nine Months Ended
                                                                     March 31,                  March 31,
                                                                2002          2001          2002          2001
                                                                ----          ----          ----          ----
Net Earnings                                                 $ 329,492     $ 159,808     $ 869,854     $ 366,273
                                                             =========     =========     =========     =========


Basic earnings per share:
      Weighted average common shares outstanding               751,462       751,462       751,462       803,483

      Less unearned employee stock ownership plan shares            --            --            --          (315)
                                                             ---------     ---------     ---------     ---------
Weighted average number of common shares outstanding           751,462       751,462       751,462       803,168

Earnings per common share - basic                            $    0.44     $    0.21     $    1.16     $    0.46
                                                             =========     =========     =========     =========

Diluted earnings per share:
      Weighted average shares outstanding                      751,462       751,462       751,462       803,483

      Less unearned employee stock ownership plan shares            --            --            --          (315)

      Assumed incremental option shares
         using the treasury stock method                        14,853         4,002        12,294         6,262
                                                             ---------     ---------     ---------     ---------

Common and common equivalent shares outstanding                766,315       755,464       763,756       809,430
                                                             =========     =========     =========     =========

Earnings per common share - diluted                          $    0.43     $    0.21     $    1.14     $    0.45
                                                             =========     =========     =========     =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

GENERAL
-------

Horizon Financial Services Corporation ("the Company") is a savings bank holding company, the primary asset of which is Horizon Federal Savings Bank ("the Bank"). The Company was incorporated in March 1994 and sold 506,017 shares of common stock on June 28, 1994 for the purpose of acquiring all of the capital stock of the Bank in connection with the Bank's conversion from mutual to stock form of ownership.

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

The Company's results of operations are also affected by, among other things, fee income received, loss or profit on securities available for sale, the establishment of provisions for losses on loans, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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


FINANCIAL CONDITION
-------------------

The Company's total assets at March 31, 2002 of $88.7 million decreased $698,000, or .78% from $89.4 million at June 30, 2001. Cash and cash equivalents increased $3.7 million, from $5.6 million at June 30, 2001 to $9.3 million at March 31, 2002. The increase in cash was the result of deposit growth and reduced reinvestment activity of funds received from maturing available-for-sale securities and principal payments on securities as the Company continues to search for desirable investments. Offsetting the increase in cash and cash equivalents was a decrease in securities available-for-sale of $4.5 from $15.5 million at June 30, 2001 to $11.0 million at March 31, 2002. Loans receivable, net decreased slightly, $18,500, as loan origination volume for the bank remains steady but sales of first mortgage loan originations to the secondary market continue to increase.

Total liabilities decreased $1.4 million, or 1.7%, to $79.6 million at March 31, 2002 from $81.0 million at June 30, 2001, the result of decreased Federal Home Loan Bank ("FHLB") advances, offset in part by increases in deposits. FHLB advances decreased to $5.6 million at March 31, 2002 from $9.6 million at June 30, 2001 and deposits increased to $72.8 million at March 31, 2002 from $69.9 million at June 30, 2001. Total stockholders' equity increased $710,000, from $8.45 million at June 30, 2001 to $9.16 million at March 31, 2002, the result of an increase of $768,000 in retained earnings offset in part by an increase in unrealized losses on securities available-for-sale of $58,000. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month and nine month periods ended March 31, 2002 and March 31, 2001

GENERAL
-------

Net earnings for the three month period ended March 31, 2002 increased $169,700, or 106%, to $329,000 from $160,000 for the three month period ended March 31, 2001. The increase in net earnings for the quarter was primarily attributable to increases in both net interest income, both before and after provision for losses on loans, and non-interest income as interest paid on deposits and FHLB advances substantially declined while income from fees, service charges and commissions increased as did gains on sale of securities. These increases were offset in part by increased taxes attributable to higher income during this three month period and to increased provisions for losses on loans. Provision for losses on loans increased for the quarter from $52,000 for the three month period ended March 31, 2001 to $127,500 for the comparable period ended March 31, 2002 in response to some weakness in the current local economy. For the nine months ended March 31, 2002, net earnings increased 137.5% , or $504,000 , to $870,000 from $366,000 for the comparable period ended 2001. Increases for the nine month period were also generally attributable to increased net interest income, both before and after provisions for losses on loans, and to a lesser extent, non-interest income for the current fiscal year as compared to the same period in fiscal 2001. Earnings per share increased by twenty-three and twenty-two cents on a basic and fully diluted basis, respectively, during this three month period compared to the same period in 2001, and earnings per share increased seventy and sixty-nine cents on a basic and fully diluted basis, respectively, for the nine month period compared to the equivalent period ended March 31, 2001. Both earnings per share increases were due to increased net earnings for the periods as there was no stock repurchase activity during the periods.

Local economic conditions in the Bank's market are not improving. Some area employees are laying off employees and some are cutting employees hours from 40 to 32 hours per week. Currently, farm prices for both grain and livestock are volatile and declining somewhat. We are currently experiencing decline in some lines of retail business. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected, which could adversely affect the financial condition and results of operations of the Company and the Bank.

INTEREST INCOME
---------------

Interest income decreased $147,000 to $1.51 million for the three month period ended March 31, 2002 compared to $1.66 million for the three month period ended March 31, 2001 and $214,000 to $4.69 million for the nine month period ended March 31, 2002 compared to $4.90 million for the period ended March 31, 2001. The decreases for both periods were primarily due to decreased interest on securities available-for-sale as both balances and interest rates earned on securities have declined. For the three month period ended March 31, 2002 interest on securities available-for-sale decreased $77,400 from $239,400 for the period ended March 31, 2001 to $162,000 for the same period ended March 31, 2002. Average balance for securities for three month period ended March 31 ,2002 decreased $3.1 million and the average yield on securities available-for-sale decreased 93 basis points from 6.55% for the period ended 2001 to 5.62% for the three month period ended 2002. For the nine month period results were similar as interest on securities decreased $178,000 from $728,000 for the period ended March 31, 2001 to $550,000 for the nine month period ended March 31, 2002. Average yield on available-for-sale securities for the nine month period fell 92 basis points from 6.44% for the period ended 2001 to 5.52% for the nine month period ended March 31,2002 as average balance of available-for-sale securities additionally decreased $1.79 million for the nine month periods being compared. Also contributing to the decrease in interest income was a decrease in interest and fees on loans. Interest and fees on loans decreased $46,000 for the three month period ended March 31, 2002 as the weighted average yield on loans decreased 36 basis points to 8.06% as compared to 8.40% for the three month period in 2001. The average balance for loans receivable, net increased $470,000 for the three month period ended March 31, 2002 compared to the same period ended 2001. For the nine month period ended March 31, 2002 weighted average loan yield also decreased from 8.41% for the period ended 2001 to 8.20% for the current quarter. Average balance for loans receivable, net increased $1,065,000 for the nine month period ended 2002 as compared to the nine month period ended March 31, 2001. Other interest income decreased $24,000 for the three month period ended March 31, 2002 as compared to the same period in 2001 the result of sharp decreases in interest rates paid by FHLB on the Bank's demand and daily time accounts.

INTEREST EXPENSE
----------------

Interest expense decreased $414,700 to $582,600 from $997,300 for the three month period and $763,000 to $2.18 million from $2.94 million for the nine month period ended March 31, 2002 as compared to the same periods in 2001. The decrease in interest expense was predominantly due to the weighted average rate on deposits decrease of 235 basis points from 5.16% for the three month period ended March 31, 2001 to 2.81% for the comparable period ended March 31,2002. Weighted average rate on deposits decreased 159 basis points to 3.48% for the nine month period ended March 31, 2002 as compared to 5.07% for the same period in 2001. Average outstanding balance of deposits increased $5.4 million from $67.1 million for the three month period ended March 31, 2001 to $72.5 million for the three month period ended March 31, 2002 and increased $5.6 million from $66.5 million to $72.1 million for the comparable nine month period. Contributing to the decrease in interest expense was a decrease in interest on FHLB advances for the three and nine month periods ended March 31, 2002 as compared to the same periods ended March 31, 2001. Interest on advances and other borrowings decreased $57,700 to $73,000 from $130,700 for the three month period and $119,300 to $296,500 from $415,800 for the nine month period. This decrease is attributable to reduced average borrowings of $3.82 million, from $9.65 million for the three month period ended March 31, 2001, at a weighted average rate of 5.42%, to $5.83 million for the same period ended 2002, at a weighted average rate of 5.01%. The decrease in average borrowings for the comparable nine month period was $2.35 million from $9.73 million, with a weighted average rate of 5.70%, for the period ended March 31, 2001 to $7.38 million, with a weighted average rate of 5.35%, for same period ended 2002.

NET INTEREST INCOME
-------------------

Net interest income was $930,000 and $2.51 million for the three months and nine months ended March 31, 2002, respectively, compared to $663,000 and $1.96 million for the comparable periods ended 2001. The Company's net interest margin increased 123 basis points to 4.35% for the three month period ended March 31, 2002 as compared to 3.12% for the same period in 2001 and 73 basis points for the comparable nine month period, from 3.14% to 3.87%. The net interest margin increased for both periods being compared, the result of decreased rates paid on deposits and FHLB advances accompanied with a slower reduction in loan rates for the Bank's loan portfolio due to the lagging market index used on the majority of the Bank's variable rate loans. The Company does not expect the current net interest margin to continue as rates paid on deposits increase in response to local competition and recovery in the national economy.

PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is based on management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $214,000 for the nine month period ended March 31, 2002 as compared to $217,000 for the same period ended 2001. Additional provisions were applied in the 2002 period in response to some weakness in the local economy and in 2001 due to the write-off of a commercial loan with a balance of $161,000. As of March 31, 2002, the Company's non-performing assets, consisting of nonaccrual loans, $1,748,000, and real estate owned and repossessed consumer property, $161,000, totaled $1,909,000 or 2.15% of total assets, compared to $1,443,000 or 1.61% of total assets as of June 30, 2001. As of March 31, 2002, the

Company's allowance for losses on loans was $506,000, representing 26.5% of non-performing assets and .77% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loss experiences and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. In addition, federal regulators may require additional reserves as a result of their examination of the Bank of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NON-INTEREST INCOME
-------------------

Non-interest income increased to $166,700 and $510,000 for the three and nine months ended March 31, 2002, respectively, compared to $145,800 and $432,000 for the same periods ended March 31, 2001. The increase for the three month period ended March 31, 2002 was attributable to a $112,600 gain on the sale of available-for-sale securities, primarily gains on sale of equities sold by the Company, and to a lesser extent, a $21,000 increase in fees, commissions and service charges as a result of an increased number of fee-based accounts and enhanced fee collection efforts. For the nine month period ended March 31, 2002, the increase of $286,600 was primarily attributable to a $196,000 gain on securities available-for-sale for the period ended March 31, 2002 as compared to a $13,000 loss on securities available-for-sale for the period ended March 31, 2001. A $77,800 increase in fees, commissions, and service charges for the nine month period ended March 31, 2002 compared to the same period ended 2001 also contributed to the increase in non-interest income.

NON-INTEREST EXPENSE
--------------------

Total non-interest expense was $592,000 and $1.7 million for the three and nine month periods ended March 31, 2002, respectively, compared to $530,000 and $1.6 million for the same periods in 2001. Compensation and employee benefits expenses, the largest component of non-interest expense, increased $44,000 and $76,300 for the three and nine month periods ended March 31, 2002 as compared to the same period ended March 31, 2001. Other real estate expense also increased for both periods, an increase of $18,000 for the three month period and $22,000 for the nine month period, the result of additional costs incurred in the repair and maintenance of the Bank's REO properties. Partially offsetting these increases were decreases in office property and equipment and federal deposit insurance premiums.

TAXES ON INCOME
---------------

Income taxes increased $93,700 for the three month period ended March 31, 2002 as compared to the same period ended March 31, 2001, and $269,600 for the comparable nine month periods. The income tax increases for the periods are the result of increased earnings before taxes on income. The effective tax rate for the three month period ended March 31, 2002 was 34.8% as compared to 34.0% for the same period ended 2001. For the nine month period ended March 31, 2002 the effective tax rate was 34.0% compared to 32.7% for the same period ended 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal sources of funds are deposits and principal and interest payments collected on mortgage loans, investments and related securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the FHLB or utilize other borrowings of funds based on need, comparative costs and availability at the time.

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 13.86% on March 31, 2002 and 10.35% on June 30, 2001, levels considered by management to be adequate for the Company's needs.

At March 31, 2002, the Company had advances of $5.6 million from the FHLB of Des Moines outstanding. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At March 31, 2002, the Company had outstanding commitments to extend credit which amounted to $2,833,000 (including $1.1 million in available revolving commercial lines of credit). At March 31, 2002, certificates of deposit scheduled to mature in one year or less totaled $20.3 million. Management believes, that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Liquidity management is both a daily and long-term responsibility of management. The Bank, which must maintain a liquidity level that is safe and sound, adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-earning overnight deposits and other short-term government and agency obligations.

At March 31, 2002, the Bank had tangible and core capital of $7.0 million, or 8.1% of adjusted total assets, which was approximately $5.7 million and $3.5 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 2002, the Bank had risk-based capital of $7.4 million (including $7.0 million in core capital), or 13.3% of risk- weighted assets of $55.7 million. This amount was $3.0 million above the 8.0% requirement in effect on that date. The Bank is considered to be well-capitalized.

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

          None

ITEM 5.   Other Information
          -----------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits:
               See Index to Exhibits

          (b) The following is a description of the Form 8-K filed during the three months ended March 31, 2002:

               On January 23, 2002, current report on Form 8-K was filed to announce the Company's earnings for the three month and six month periods ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HORIZON FINANCIAL SERVICES CORPORATION
                                       Registrant


Date: May 03, 2002                     /s/ Robert W. DeCook
                                       -------------------------------------
                                       Robert W. DeCook
                                       President and Chief Executive Officer




Date: May 03, 2002                     /s/ Vicki Hladik
                                       -------------------------------------
                                       Vicki Hladik
                                       Chief Financial Officer

                                   INDEX TO EXHIBITS

Exhibit
Number                                   Document
----------    ------------------------------------------------------------------

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

    11        Statement re  computation of earnings per share (See Footnote 4 of
              the  Registrant's  Notes  to  Consolidated   Financial  Statements
              contained herein)

                                                       -15-
                                                       -16-