Form 10KSB
period 2002-06-30
HORIZON FINANCIAL SERVICES CORP
filed 2002-09-30
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission file number 0-24036

                     HORIZON FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                          42-1419757
----------------------------------                   ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation  or organization)                           Identification No.)


301 First Avenue East, Oskaloosa, Iowa                      52577-0008
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] . NO [ ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$7,001,079.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 6, 2002, was $5.69 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of September 6, 2002, there were issued and outstanding 753,182 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2002.

         Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders to be held in October 2002.

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

         At June 30, 2002, the Company had $88.4 million of assets and stockholders' equity of $9.4 million (or 10.6% of total assets).

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

         The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one-to-four family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "Originations of Loans and Mortgage-Backed Securities." At June 30, 2002, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

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

         During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 2002, the apartment complex was 97.5% leased. At June 30, 2002, the Company's equity investment in the project was $124,650, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

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

Market Area

         Horizon Federal primarily serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. The Bank has three offices, two of which are located in Oskaloosa, Iowa and one which is located in Knoxville, Iowa, approximately 25 miles west of Oskaloosa. The Bank competes in loan originations and in deposit gathering activities with the ten financial institutions and three credit unions serving its primary market area. See "Competition." The Bank estimates its share of the savings market in its primary market area to be approximately 15%.

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

         Local economic conditions in the Bank's market are not improving. Some area employers are laying off employees and some are cutting employees' hours from 40 to 32 hours per week. Currently, farm prices for both grain and livestock are volatile but generally better than at this time last year. We are currently experiencing decline in some lines of retail business. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected, which could adversely affect the financial condition and results of operations of the Company and the Bank.

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

Lending Activities of the Bank

         General. Historically, the Bank originated fixed-rate one-to-four family mortgage loans. Since the early 1980s, however, the Bank has emphasized, subject to market conditions, the origination and holding in portfolio of short- and intermediate-term (one, three and five year) loans that convert to annual adjustable-rate mortgage ("ARM") loans after their initial period. Management's strategy has been to increase the percentage of assets in its portfolio with more frequent repricing characteristics or shorter maturities. During periods of low demand for one-to-four family loans, the Bank may seek to invest in mortgage-backed and related securities. The Bank also originates for its loan portfolio fixed-rate, first lien mortgages for certain budgeted amounts. The Bank also originates and sells in the secondary market 15 year and 30 year fixed-rate loans.

         The Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. To a lesser extent, the Bank also originates consumer loans, commercial business loans, commercial and multi-family real estate loans and residential construction loans. See "Originations of Loans and Mortgage-Backed Securities." At June 30, 2002, the Bank's net loan portfolio totaled $65.1 million.

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

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Banks." At June 30, 2002, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $1,159,000, however, at June 30, 2002 the Board of Directors of the Bank had a self-imposed $800,000 general limitation.

         The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

         Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                   At June 30,
                                         ------------------------------------------------------------------
                                                2002                   2001                    2000
                                         -----------------       -----------------       ------------------
                                         Amount    Percent       Amount    Percent       Amount     Percent
                                         ------    -------       ------    -------       ------     -------
                                                               (Dollars in Thousands)
Real Estate:
 One-to-four family .................    $38,553    58.7%       $41,515      63.0%       $39,704      63.2%
 Commercial real estate .............      7,020    10.7          6,703      10.1          6,636      10.6
 Multi-family .......................      1,363     2.1          1,458       2.2          1,234       1.9
 Residential construction ...........      1,475     2.2          1,381       2.1          1,245       2.0
                                         -------    ----        -------      ----        -------      ----
     Total real estate loans ........     48,411    73.7         51,057      77.4         48,819      77.7
                                         =======    ====        =======      ====        =======      ====

Other Loans:
 Consumer Loans:
  Automobile ........................      3,171     4.8          3,482       5.3          3,906       6.2
  Home improvement ..................        299      .5            361        .5            778       1.3
  Deposit account ...................        265      .4            198        .3            123        .2
  Other .............................      3,121     4.8          2,946       4.5          2,646       4.2
                                         -------    ----        -------      ----        -------      ----
     Total consumer loans ...........      6,856    10.5          6,987      10.6          7,453      11.9
 Commercial business loans ..........     10,386    15.8          7,856      12.0          6,548      10.4
                                         -------    ----        -------      ----        -------      ----
     Total other loans ..............     17,242    26.3         14,843      22.6         14,001      22.3
                                         -------    ----        -------      ----        -------      ----
     Total loans receivable, gross...     65,653   100.0%        65,900     100.0%        62,820     100.0%
                                                   =====                    =====                    =====

Less:
 Loans in process ...................         --                     --                       --
 Deferred fees and discounts ........         17                     85                       24
 Allowance for losses ...............        537                    369                      379
                                         -------                -------                  -------
 Total loans receivable, net ........    $65,099                $65,446                  $62,417
                                         =======                =======                  =======


         The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                  At June 30,
                                                        ------------------------------------------------------------------
                                                              2002                   2001                    2000
                                                        -----------------       -----------------       ------------------
                                                        Amount    Percent       Amount    Percent       Amount     Percent
                                                        ------    -------       ------    -------       ------     -------
                                                                             (Dollars in Thousands)
Fixed-Rate Loans:
   Real estate:
      One-to-four family ..........................     $10,891     16.6%      $11,088       16.8%      $ 9,662       15.4%
      Commercial real estate ......................       2,882      4.4         2,760        4.2         2,539        4.0
      Multi-family ................................         854      1.3           897        1.4           653        1.0
      Residential construction ....................       1,475      2.2         1,244        1.9         1,165        1.9
                                                        -------    -----       -------      -----       -------      -----
         Total fixed-rate real estate loans .......      16,102     24.5        15,989       24.3        14,019       22.3

      Consumer ....................................       6,800     10.4         6,927       10.5         7,389       11.8
      Commercial business .........................       8,676     13.2         7,311       11.1         6,406       10.2
                                                        -------    -----       -------      -----       -------      -----
         Total fixed-rate loans ...................      31,578     48.1        30,227       45.9        27,814       44.3
                                                        -------    -----       -------      -----       -------      -----

Adjustable-Rate Loans:
   Real estate:
      One-to-four family ..........................      27,662     42.1        30,427       46.2        30,041       47.8
      Commercial real estate ......................       4,138      6.3         3,943        6.0         4,097        6.6
      Multi-family ................................         509       .8           561         .8           582         .9
      Residential construction ....................          --       --           137         .2            80         .1
                                                        -------    -----       -------      -----       -------      -----
         Total adjustable-rate real estate loans...      32,309     49.2        35,068       53.2        34,800       55.4

      Consumer ....................................          56       .1            60         .1            65         .1
      Commercial business .........................       1,710      2.6           545         .8           141         .2
                                                        -------    -----       -------      -----       -------      -----
         Total adjustable-rate loans ..............      34,075     51.9        35,673       54.1        35,006       55.7
                                                        -------    -----       -------      -----       -------      -----
         Total loans, receivable, gross ...........      65,653    100.0%       65,900      100.0%       62,820      100.0%
                                                                   =====                    =====                    =====
Less:
   Loans in process ...............................          --                     --                       --
   Deferred fees and discounts ....................          17                     85                       24
   Allowance for loan losses ......................         537                    369                      379
         Total loans receivable, net ..............     $65,099                $65,446                  $62,417
                                                        =======                =======                  =======


         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                      Real Estate
                        ------------------------------------------
                                                  Residential                                 Commercial
                             Mortgage(1)          Construction           Consumer              Business               Total
                        --------------------  --------------------  --------------------  -------------------- --------------------
                                  Weighted              Weighted             Weighted              Weighted             Weighted
                        Amount  Average Rate  Amount  Average Rate  Amount  Average Rate  Amount  Average Rate Amount  Average Rate
                        ------  ------------  ------  ------------  ------  ------------  ------  ------------ ------  ------------
                                                                 (Dollars in Thousands)
   Due During
  Years Endin
    June 30,
--------------------
2003(2)                $15,293      7.39%    $ 1,475     6.87%     $ 1,534      8.50%     $ 5,011      8.61%    $23,313    7.69%
2004 to 2007 ........   16,820      7.39          --       --        4,159      8.62        3,050      7.97      24,029    7.68
2008 and following...   14,823      7.87          --       --        1,163      8.52        2,325      7.68      18,311    7.89
                       -------               -------               -------                -------               -------
Total ...............  $46,936      7.54%    $ 1,475     6.87%     $ 6,856      8.58%     $10,386      8.21%    $65,653    7.74%
                       =======               =======               =======                =======               =======


-----------------

(1) Includes one-to-four family, multi-family and commercial real estate mortgage loans.
(2)  Includes demand loans and loans having no stated maturity.

         The total amount of loans due after June 30, 2003 which have predetermined interest rates is $24.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $17.7 million.

         One-to-Four Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts (which include radio ads, newspaper ads and direct mail), its present and walk-in customers, and referrals from real estate brokers and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. See "Originations of Loans and Mortgage-Backed Securities."

         The Bank currently originates ARM loans and fixed-rate loans for retention in the Bank's loan portfolio. During the year ended June 30, 2002, the Bank originated $7.3 million of adjustable-rate, one-to-four family real estate loans and $12.5 million of fixed-rate one-to-four family loans (including $3.5 million of residential construction loans). The Bank's one-to-four family residential mortgage originations are primarily in its market area.

         The Bank currently originates adjustable-rate, one-to-four family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans originated for its portfolio are generally originated up to a maximum term of 30 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $9.7 million of fixed rate loans for sale during fiscal 2002.

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

         The Bank currently offers one-year, three-year and five-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one-to-four family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 36.9% of the loans secured by one-to-four family real estate originated by the Bank during fiscal 2002 were originated with adjustable rates of interest. See "Originations of Loans and Mortgage-Backed Securities."

         At June 30, 2002, the Bank was not servicing any loans other than loans it originated. As of June 30, 2002, the Bank's residential ARM loan portfolio totaled $27.7 million, or 42.1% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $10.9 million, or 16.6% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates increasing potential losses from defaults.

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

         To supplement loan demand in the Bank's primary market area the Bank purchases mortgage-backed and related securities. The Bank purchased $4.9 million, $4.6 million and $4.0 million of mortgage-backed and related securities during fiscal 2002, 2001 and 2000, respectively. See "Originations of Loans and Mortgage-Backed Securities."

         Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers for the construction of residential homes without an underlying sales contract. At June 30, 2002, the Bank's construction loan portfolio totaled $1.5 million, or 2.2% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

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

         Multi-Family/Commercial Real Estate Lending. Horizon Federal also makes real estate loans secured by multi-family and non-residential properties.
Horizon Federal's multi-family residential loans are primarily secured by apartment buildings located within the Bank's market area. The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 2002, $1.4 million, or 2.1%, of the Bank's gross loan portfolio consisted of multi-family loans and $7.0 million, or 10.7%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

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

         At June 30, 2002, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $684,500. The Bank had only seven commercial and multi-family real estate loans which exceeded $300,000 at June 30, 2002, all of which were performing in accordance with their repayment terms.

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

         Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 2002, the Bank's consumer loans totaled $6.9 million, or 10.5% of the Bank's gross loan portfolio.

         Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles, home improvement and other personal purposes. The Bank originates consumer loans on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. Horizon Federal began its indirect lending program in January 1993 with selected automobile dealers located in the Bank's lending area. At June 30, 2002, the outstanding balances on automobile loans and home improvement totaled $3.2 million and $299,000, or 4.8% and .5% of the Bank's gross consumer loan portfolio, respectively.

         In addition, Horizon Federal commenced offering Visa and MasterCard credit cards in April 1994. Both types of lending generally present more credit risk to the Bank than one-to-four family residential lending. At June 30, 2002, the Bank had $39,000 of credit card loans outstanding and $247,000 of unused credit available under its credit card program.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2002, non-performing consumer loans totaled $253,000, or 3.7% of total consumer loans and .4% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

         Commercial Business Lending. The Bank also originates commercial business loans. The Bank offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Most of the Bank's commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At June 30, 2002, commercial business loans totaled $10.4 million, or 15.8% of the Bank's gross loan portfolio.

         The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans may not exceed 75% of the value of the collateral securing the loan.

         The two largest commercial business loans outstanding at June 30, 2002 were a $800,000 business line of credit to a builder of one-to-four family residential properties and a $600,000 business line of credit loan to an equipment manufacturer. At June 30, 2002, these lines of credit were performing in accordance with their repayment terms. The Bank had only nine other commercial business loans in excess of $225,000 at June 30, 2002, all of which were performing in accordance with their repayment terms at such date.

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

Originations of Loans and Mortgage-Backed Securities

         The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During each of the years ended June 30, 2002, 2001 and 2000 the Bank's dollar volume of fixed rate real estate loan originations exceeded its adjustable-rate real estate loan originations.

         The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal 2002, 2001 and 2000 the Bank purchased $4.8, $4.6 and $4.0 million, respectively, of mortgage-backed and related securities. During fiscal 2002, the Bank funded its purchases of mortgage-backed and related securities primarily with sales and repayments of mortgage loans and mortgage-backed and related securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report. The Bank continued to decrease its holdings of collaterized mortgage obligations ("CMOs") during the fiscal year by primarily selling CMOs that would increase the Bank's interest rate risk. Pursuant to an agreement with the OTS, the Bank intends to maintain a moderate interest rate risk position for its total portfolio. See "Regulation -- Supervisory Agreement."

     The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2002         2001         2000
                                            --------     --------     --------
                                                  (Dollars in Thousands)
Originations by type:
 Adjustable-rate:
  Real estate
   - One-to-four family ..................  $  7,296     $  6,234     $  6,847
   - Multi-family ........................        --           --           --
   - Commercial real estate ..............     1,504          782          240
   - Residential construction ............        --           --          315
  Non-real estate
   - Consumer ............................        --           --           --
   - Commercial business .................     1,238          515           --
                                            --------     --------     --------
         Total adjustable-rate ...........    10,038        7,531        7,402
                                            --------     --------     --------

 Fixed-rate:
  Real estate
   - One-to-four family ..................     8,980        9,186        6,025
   - Multi-family ........................        --          387            2
   - Commercial real estate ..............     1,338          366          459
   - Residential construction ............     3,520        2,294        2,114
  Non-real estate
   - Consumer ............................     5,556        4,247        5,079
   - Commercial business .................     4,882        3,618        2,378
                                            --------     --------     --------
         Total fixed-rate ................    24,276       20,098       16,057
                                            --------     --------     --------
         Total loans originated ..........    34,314       27,629       23,459

Total loan purchases .....................        --          172        1,300
Total loan sales .........................   (11,055)      (5,150)      (2,775)
Total loan repayments ....................   (23,852)     (20,779)     (19,119)
Increase (decrease) in other items, net...       246        1,157        3,486
                                            --------     --------     --------
         Net (decrease) increase .........  $   (347)    $  3,029     $  6,351
                                            ========     ========     ========

     The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.


                                                     Year Ended June 30,
                                              ----------------------------------
                                                2002        2001         2000
                                              --------    --------     --------
                                                   (Dollars in Thousands)
Purchases:
  Mortgage-backed and related securities ....  $ 4,855     $ 4,660      $ 4,004
  Collateralized Mortgage Obligation ........       --          --           --
                                               -------     -------      -------
         Total ..............................  $ 4,855     $ 4,660      $ 4,004
                                               =======     =======      =======

Sales:
  Mortgage-backed and related securities ....     (430)       (773)          --
  Collateralized Mortgage Obligation ........   (2,970)     (2,932)      (3,885)
         Total ..............................   (3,400)     (3,705)      (3,885)
                                               -------     -------      -------
Repayments:
  Mortgage-backed and related securities ....   (3,284)     (1,099)        (618)
  Collateralized Mortgage Obligation ........     (605)       (419)        (731)
  Net (Amortization)/Accretion MBS and CMOs..      (60)        (11)          42
  (Decrease)/increase in other items, net ...     (117)        626         (129)
                                               -------     -------      -------
         Net (decrease)/increase ............  $(2,611)    $    52      $(1,317)
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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 2002. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                                   Loans Delinquent For:
                         -----------------------------------------------------------------------------------------------------------
                               30-59 Days                   60-89 Days              90 Days and Over                Total
                         -------------------------- --------------------------- -------------------------- -------------------------
                                         Percent of                  Percent of                 Percent of                Percent of
                                           Loan                        Loan                        Loan                      Loan
                         Number  Amount  Category   Number  Amount   Category   Number  Amount   Category  Number  Amount  Category
                         ------  ------  --------   ------  ------   --------   ------  ------   --------  ------  ------  --------
                                                           (Dollars in Thousands)
Real Estate:

One-to-four family ......  17   $  761      2.0%       6    $  196       .5%      32   $1,383      3.6%      55    $2,340      6.1%

Multi-family ............  --       --       --       --        --       --       --       --       --       --        --       --

Commercial real estate...  --       --       --        2        42       .6       --       --       --        2        42       .6

Consumer ................  31      300      4.4       19        71      1.0       33      253      3.7       83       624      9.1

Commercial business .....   5      400      3.9       --        --       --        8      281      2.7       13       681      6.6
                           --   ------      ---       --    ------       --       --   ------      ---      ---    ------      ---

   Total ................  53   $1,461      2.2%      27    $  309       .5%      73   $1,917      2.9%     153    $3,687      5.6%
                           ==   ======                ==    ======                ==   ======               ===    ======

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

                                                     At June 30,
                                            ----------------------------
                                             2002       2001       2000
                                            ------     ------     ------
                                              (Dollars in Thousands)
Non-accruing loans:
   One-to-four family ..................    $1,383     $  966     $  622
   Commercial real estate ..............        --        122        137
   Consumer ............................       252        253        266
   Commercial business .................       282         53         74
                                            ------     ------     ------

         Total .........................     1,917      1,394      1,099
                                            ------     ------     ------

Accruing loans 90 days or more:
   One-to-four family ..................        --         --         --
   Commercial ..........................        --         --         --
                                            ------     ------     ------
         Total .........................        --         --         --
                                            ------     ------     ------

Foreclosed assets:
   One-to-four family ..................       206         45         --
   Commercial real estate ..............        --         --         --
   Consumer ............................         4          5         56
                                            ------     ------     ------
         Total .........................       210         50         56
                                            ------     ------     ------

Total non-performing assets ............    $2,127     $1,444     $1,155
                                            ======     ======     ======
Total as a percentage of total assets...      2.41%      1.61%      1.39%
                                            ======     ======     ======



         For the fiscal year ended June 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $198,000, of which $92,000 was included in interest income for such period.

         At June 30, 2002, there were no non-performing loans to a single borrower or group of related borrowers in excess of $211,300. At June 30, 2002, there were no non-accruing loans contained in the foregoing table which are not described in "Other Loans of Concern" or "Classified Assets" below.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2002, there was also an aggregate of $245,000 in net book value of loans secured by other commercial business with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2002, the Bank had classified a total of $2,220,000 of its assets as substandard, $111,000 as doubtful and $42,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

         At June 30, 2002, total classified assets comprised $2,373,000, or 25.2% of the Bank's capital, or 2.7% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 2002, the Bank had an allowance for loan losses of $537,000, or approximately .82% of total loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

     The following table sets forth an analysis of the Bank's allowance for losses on loans.


                                                                   Year Ended June 30,
                                                               ---------------------------
                                                                2002       2001       2000
                                                               -----      -----      -----
                                                                 (Dollars in Thousands)

Balance at beginning of period ............................    $ 369      $ 379      $ 343


Charge-offs:
   One-to-four family .....................................     (108)        (2)        --
   Commercial real estate .................................       --         --         --
   Commercial business ....................................       (2)      (161)       (21)
   Consumer ...............................................      (55)      (127)       (41)
                                                               -----      -----      -----
      Total charge-offs ...................................     (165)      (290)       (62)
                                                               -----      -----      -----

Recoveries:
   Commercial business ....................................       --         --         --
   Consumer ...............................................        1          4          2
                                                               -----      -----      -----
      Total recoveries ....................................        1          4          2
                                                               -----      -----      -----

Net charge-offs ...........................................     (164)      (286)       (60)
Additions charged to operations ...........................      332        276         96
                                                               -----      -----      -----
Balance at end of period ..................................    $ 537      $ 369      $ 379
                                                               =====      =====      =====

Ratio of net charge-offs during the period to average loans
outstanding during the period .............................      .25%       .44%       .10%
                                                                 ===        ===        ===



         During the fiscal years ended June 30, 2002, 2001 and 2000, management recorded provisions for loan losses of $331,500, $276,000 and $96,000, respectively. These provisions were primarily the result of charge-offs on loans and foreclosed assets incurred during the periods, as well as a result of management's assessment of additional credit risk associated with the increased level of the Bank's consumer and commercial business portfolios during such periods.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                           At June 30,
                                ----------------------------------------------------------------------
                                        2002                   2001                      2000
                                -------------------    -------------------        -------------------
                                           Percent                 Percent                    Percent
                                           of Loans                of Loans                   of Loans
                                           in Each                 in Each                    in Each
                                           Category                Category                   Category
                                           to Total                to Total                   to Total
                                Amount      Loans      Amount       Loans         Amount       Loans
                                ------     ------      ------       ------        ------       ------
                                                  (Dollars in Thousands)
One-to-four family ........      $100       58.7%       $ 62         63.0%          $110       63.2%
Multi-family ..............         3        2.1           2          2.2              2        1.9
Commercial real estate ....        22       10.7          44         10.1             46       10.6
Residential construction...         4        2.2           5          2.1              4        2.0
Consumer ..................       170       10.5         113         10.6            109       11.9
Commercial business .......       168       15.8          61         12.0            101       10.4
Unallocated ...............        70         --          82           --              7         --
   Total ..................      $537      100.0%       $369        100.0%          $379      100.0%
                                 ====      =====        ====        =====           ====      =====

Investment Activities

         Horizon Federal must maintain investments that qualify as liquid assets in order to meet the safety and soundness standards under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements previously imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 12.2%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

         The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 2002, the Bank's mortgage-backed and related securities totaled $9.5 million, or 10.8% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

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

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Securities which are categorized as available for sale are carried at fair value. At June 30, 2002, all of the Bank's investment, mortgage-backed and related securities were classified as available for sale.

         The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.


                                                                                      At June 30,
                                                              ---------------------------------------------------------------
                                                                     2002                 2001                  2000
                                                              ------------------  --------------------   --------------------
                                                              Carrying      % of   Carrying      % of    Carrying      % of
                                                               Value       Total     Value       Total    Value        Total
                                                               -----       -----     -----       -----    -----        -----
                                                                                 (Dollars in Thousands)
Investment Securities:
   U.S. government securities .............................    $    --         --%  $    --         --%  $    --         --%
   Federal agency obligations .............................         --         --       996       16.9       867       15.2
   Small business administration loans ....................        667        8.9       693       11.7       692       12.1
   Equity securities (1) ..................................      1,908       25.6     1,714       29.0     2,041       35.8
                                                               -------      -----   -------      -----   -------      -----
      Subtotal ............................................      2,575       34.5     3,403       57.6     3,600       63.1
   FHLB stock .............................................        509        6.8       480        8.1       703       12.3
                                                               -------      -----   -------      -----   -------      -----
      Total investment securities and FHLB stock...........      3,084       41.3     3,883       65.7     4,303       75.4

Other Interest-Earning Assets:
   Interest-bearing deposits with banks ...................      4,374       58.7     2,028       34.3     1,406       24.6
                                                               -------      -----   -------      -----   -------      -----
      Total ...............................................    $ 7,458      100.0%  $ 5,911      100.0%  $ 5,709      100.0%
                                                               =======      =====   =======      =====   =======      =====

    Average remaining life or term to repricing of
    investment securities and other interest-earning assets
    excluding FHLB stock ..................................   1.20 years            2.18 years         3.86 years

Mortgage-Backed and Related Securities:
   CMOs ...................................................    $   462        4.9%  $ 4,129       34.0%  $ 7,132       59.1%
   FHLMC ..................................................         --         --       437        3.6       494        4.1
   FNMA ...................................................      3,077       32.3       696        5.7     1,601       13.2
   GNMA ...................................................      5,972       62.8     6,859       56.6     2,840       23.5
   Other (2) ..............................................         --         --         1         .1         3         .1
                                                               -------      -----   -------      -----   -------      -----
      Total mortgage-backed and related securities ........    $ 9,511      100.0%  $12,122      100.0%  $12,070      100.0%
                                                               =======      =====   =======      =====   =======      =====

(1) Consists primarily of stocks of publicly traded financial institutions and holding companies, and mutual funds.

(2) Consists of interest only stripped mortgage-backed security. See Footnote 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

         The composition and maturities of the debt investment securities portfolio, excluding equity securities and FHLB stock, are indicated in the following table.


                                                               At June 30, 2002
                                      -------------------------------------------------------------------
                                         Less Than   1 to 5    5 to 10    Over 10   Total Debt Investment
                                          1 Year     Years      Years      Years          Securities
                                          ------     -----      -----      -----    ---------------------
                                         Carrying   Carrying   Carrying   Carrying    Book       Market
                                          Value      Value      Value      Value      Value      Value
                                         --------   --------   --------   --------    -----      -----
                                                             (Dollars in Thousands)
U.S. government securities.............    $  --    $    --    $   --       $ --      $ --      $ --
Federal agency obligations.............       --         --        --         --        --        --
Small business administration loans....       --         --        --        667       667       667

Total..................................    $  --    $    --    $   --       $667      $667      $667
                                          ------    -------    ------       ----      ----      ----
Weighted average yield.................       --%        --%       --%      7.88%     7.88%     7.88%
                                          ======    =======    ======       ====      ====      ====


         The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 2002; however, the expected average life to maturity of this portfolio is generally two to 10 years.


                                                                       At
                  -----------------------------------------------   June 30,
                                 1 to         5 to       10 and       2002
                  Less than   Less than 5   Less than     Over      Balance
                   1 Year        Years      10 Years     Years    Outstanding
                  --------    -----------  ----------   -------   -----------
                                     (Dollars in Thousands)
FHLMC.........    $  --        $   --        $   --      $   --         --
FNMA..........       --            --            --       3,077      3,077
GNMA..........       --            --            --       5,972      5,972
CMOs..........       --            --           462          --        462
                  -----        ------        ------      ------     ------
Total.........    $  --        $   --        $  462      $9,049     $9,511
                  =====        ======        ======      ======     ======


         At June 30, 2002, the Bank's portfolio of investment and mortgage-backed securities contained two mutual funds of one issuer with an aggregate book value of $1.2 million, or 13.2% of the Bank's stockholders' equity. There were no other securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding securities issued by the U.S. government or its agencies.

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

         Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities including purchases of mortgage-backed securities. At June 30, 2002, the Bank had total FHLB advances of $5.6 million.

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

                                                                       At June 30,
                                           -------------------------------------------------------------------
                                                 2002                      2001                   2000
                                           -----------------       -------------------    --------------------
                                           Amount    Percent       Amount      Percent    Amount       Percent
                                           ------    -------       ------      -------    ------       -------
                                                                  (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------
Commercial Demand .................       $ 1,315       1.8%       $   942       1.4%     $   811        1.3%
Checking Accounts (0.0% to 2.1%)...         9,151      12.7          7,737      11.1        7,724       11.9
Savings Accounts (1.0% to 2.1%)....        31,754      44.2         23,681      33.9       23,380       36.1
Money Market Accounts (1.0%) ......           362        .5            313        .4          343         .5
                                          -------      ----        -------      ----      -------       ----
Total Non-Certificates ............        42,582      59.2         32,673      46.8       32,258       49.8
                                          -------      ----        -------      ----      -------       ----
Certificates:
-------------

0.00 - 3.99% ......................        13,197      18.3%         1,486       2.1%          38         .1%
4.00 - 4.99% ......................         8,499      11.8          8,893      12.7        8,703       13.4
5.00 - 5.99% ......................         4,171       5.8          7,695      11.0        9,933       15.3
6.00 - 6.99% ......................         3,485       4.8         14,147      20.3       10,610       16.4
7.00 - 7.99% ......................            20        .1          4,978       7.1        3,213        4.9
8.00 - 8.99% ......................            --        --             --        --            6         .1
9.00% and above ...................            --        --             --        --           --         --
                                          -------     -----        -------     -----      -------      -----

Total Certificates ................        29,372      40.8         37,199      53.2       32,503       50.2
                                          -------     -----        -------     -----      -------      -----
Total Deposits ....................       $71,954     100.0%       $69,872     100.0%     $64,761      100.0%
                                          =======     =====        =======     =====      =======      =====



         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2002.


                                            0.00-      3.00-      4.00-       5.00-        6.00%                  Percent of
                                            2.99%      3.99%      4.99%       5.99%      or more       Total        Total
                                           -------   --------   ---------   ---------   ----------   ----------   ----------
                                                                        (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 2002......................   $ 1,687      $ 625      $ 533      $ 388        $ 709       $ 3,942      13.42%
December 31, 2002.......................     4,265        298        682        376          842         6,463      22.00
March 31, 2003..........................     2,176         20      1,545        109          895         4,745      16.15
June 30, 2003...........................     1,293        165      1,285         65          463         3,271      11.14
September 30, 2003......................       200        108      2,872         97          160         3,437      11.70
December 31, 2003.......................       244        815         87         --          380         1,526       5.20
March 31, 2004..........................       321        253        215         --           56           845       2.88
June 30, 2004...........................       191        143        120         48           --           502       1.71
Thereafter..............................         2        391      1,160      3,088           --         4,641      15.80

Total...................................  $ 10,379    $ 2,818    $ 8,499    $ 4,171      $ 3,505      $ 29,372     100.0%
                                          --------    -------    -------    -------      -------      --------     =====

   Percent of total.....................    35.34%       9.59%     28.94%     14.20%       11.93%        100.0%
                                            -----        ----      -----      -----        -----         =====

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.

                                                                             Maturity
                                                      --------------------------------------------------------
                                                         3          Over       Over
                                                       Months      3 to 6    6 to 12      Over 12
                                                      or Less      Months     Months      Months        Total
                                                      -------     -------     -------    --------     --------
                                                                   (Dollars in Thousands)
Certificates of deposit of less than  $100,000...     $ 2,812     $ 5,540     $ 7,586     $10,225     $26,163

Certificates of deposit of
$100,000 or more ................................         680         923         430         726       2,759

Public funds(1) .................................         450          --          --          --         450
                                                      -------     -------     -------     -------     -------

Total certificates of deposit ...................     $ 3,942     $ 6,463     $ 8,016     $10,951     $29,372
                                                      =======     =======     =======     =======     =======

-----------------------------

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

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                Year Ended June 30,
                                     ----------------------------------------
                                         2002           2001          2000
                                     ------------   ------------  ------------
                                              (Dollars in Thousands)

        Maximum Balance:
             FHLB advances .........      $8,591       $10,006      $16,599
                                          ======       =======      =======

        Average Balance:
             FHLB advances .........      $6,747        $9,756      $13,265

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                          At June 30,
                                              ----------------------------------
                                               2002         2001         2000
                                              ------       ------       ------
                                                   (Dollars in Thousands)

           FHLB advances ..................   $5,571       $9,593       $9,014
                                              ======       ======       ======

           Weighted average interest
           rate of FHLB advances ..........     5.21%        5.49%        5.67%

Subsidiary Activities

         As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.8 million at June 30, 2002, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $93,000. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

         Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of investment products to customers of Horizon Federal. For the fiscal year ended June 30, 2002, HISI had a net income of $19,000.

Regulation

         General. Horizon Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. government up to applicable limits set by the FDIC. The Bank is subject to broad federal regulation and oversight extending to all of its operations, principally by its primary federal regulator, the OTS. Horizon Federal is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight, principally by the OTS. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings banks, such as Horizon Federal. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of March 30, 2000 and June 30, 2001, respectively. Under agency scheduling guidelines, another review is scheduled for September 2002 for examination of June 30, 2002 information. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2002 was $36,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required. See "Supervisory Agreement."

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal law, and it is prohibited from engaging in any activities not permitted by such laws. For example, the permissible level of investment by federal associations, subject to safety and soundness restrictions, (1) in loans secured by non-residential real property may not exceed 400% of total capital, (2) in commercial loans may not exceed 20% of assets, provided that amounts in excess of 10% of assets may only be small business loans, (3) in loans related to leasing of tangible personal property may not exceed 10% of assets, and (4) in loans for personal, family and household purposes, when combined with commercial paper and corporate debt securities, may not exceed 35% of assets. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions. Federal associations such as Horizon Federal may designate under which investment authority (or basket) it made a loan or investment if that loan or investment is authorized under different sections of the law.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, the Bank's lending limit under this restriction was approximately $1.2 million.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2002, the Bank was classified as a well-capitalized institution.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2002, the Bank did not have any intangible assets or purchased mortgage servicing rights.

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

         At June 30, 2002, the Bank had tangible capital of $7.2 million, or 8.4% of adjusted total assets, which is approximately $5.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also effectively require core capital equal to at least 3% to 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2002, the Bank had no intangible assets which were subject to these tests. At June 30, 2002, the Bank had core capital equal to $7.2 million, or 8.4% of adjusted total assets, which is $3.8 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2002, the Bank had no capital instruments that qualify as supplementary capital, and $495,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Horizon Federal had a $9,000 exclusion from capital and assets at June 30, 2002.

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

         On June 30, 2002, the Bank had total capital of $7.7 million (including $7.2 million in core capital and $495,000 in qualifying supplementary capital) and risk-weighted assets of $55.3 million (including $942,000 in converted off-balance sheet assets); or total capital of 14.0% of risk-weighted assets. This amount was $3.3 million above the 8% requirement in effect on that date.

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

         Supervisory Agreement. The Bank was required to enter into a Supervisory Agreement with the OTS on August 27, 1999. The Supervisory Agreement generally required the Bank to (i) comply with specified federal laws and regulations regarding management and financial policies, the establishment and maintenance of records and interest-risk management policies and procedures and to (ii) take certain corrective actions regarding the disposal of certain of the Bank's securities classified as high-risk, the maintenance of at least a moderate level of interest rate risk, the prior receipt of a "no objection" from the OTS before the Bank buys, exchanges or otherwise changes positions with any security it owns, and the development of loan underwriting policies and procedures. The Bank will remain subject to the Supervisory Agreement until it is terminated, modified or suspended in writing by the OTS acting through its director or regional director.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At June 30, 2002, the Bank met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in March, 1998 and received a rating of "satisfactory." The Bank is scheduled to be examined for CRA compliance in September 2002 based on June 30, 2002 information.

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

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2002, the Bank had $509,200 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the years ended June 30, 2002 and 2001, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $17,000 and $37,000 respectively. The $3,800 dividend received in June 2002 for FHLB's quarter ended May 31, 2002 reflects an annualized rate of 3.0%, 3.1% below the rate for fiscal 2001. Over the past five fiscal years such dividends have averaged 5.88%.

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

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method which was used in prior years) used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank recaptured that portion of the reserve that exceeded the amount that could have been taken under the experience method for post-1987 tax years. The recapture was approximately $56,000 per year over a six-year period which began in fiscal 1997 and ended in fiscal 2002. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As a result, the Company computes its bad debt deduction on the experience method.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income for years ending before 2001 and 100% for years ending 2001 and 2002.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2002, the Bank's Excess for tax purposes totaled approximately $1.3 million.

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

Effect of New Accounting Standards

         In July 2001, the Federal Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after July 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. The Company is required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material effect on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. The Company is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the consolidated financial statements.

         SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         The provisions of this Statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

         SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

         The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

Competition

         Horizon Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial and savings banks, and to a lesser extent, credit unions located in the Bank's market area. Commercial banks, savings banks, credit unions and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates it charges, loan fees it charges, and the types of loans it originates. See "Lending Activities."

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

Employees

         At June 30, 2002, the Bank had a total of 27 full-time and 7 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Vicki Hladik - Ms. Hladik, age 41, joined Horizon Federal in 1995 as Assistant Treasurer and was promoted to Controller and Treasurer of the Bank in 2001. Ms. Hladik is in charge of the accounting department of the Bank.

         Kent R. Frankenfeld - Mr. Frankenfeld, age 45, joined the Bank in October 1994, as Vice President in charge of Marketing and Product Development. Mr. Frankenfeld was the Vice President of a savings bank located in Des Moines, Iowa prior to joining the Bank.

Item 2      Description of Property
            -----------------------

         The Bank conducts its business through its three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 2002. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2002 was approximately $1.35 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.


                                           Date            Total Approximate         Net Book Value at
             Location                    Acquired           Square Footage             June 30, 2002
----------------------------------     ------------      ---------------------     ----------------------
Main Office:
   301 First Avenue East                   1964                  4,230                   $253,000
   Oskaloosa, Iowa

Branch Offices:
    509 A Avenue, West                     1992                  3,277                   $528,000
    Oskaloosa, Iowa

    1022 West Pleasant Street              1979                  3,029                   $570,000
    Knoxville, Iowa



         Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company in Oskaloosa and Knoxville, Iowa.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2002 was approximately $127,000.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
           --------------------------------------------------------

         Page 45 of the attached 2002 Annual Report to Stockholders is incorporated herein by reference.


Securities Authorized for Issuance Under Equity Compensation Plan.

         The following table provides information as of June 30, 2002 related to our equity compensation plans in effect at that time.


                            Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------
    Plan Category                 Number of Securities     Weighted-average         Number of securities
                                   to be Issued Upon       Exercise Price of        Remaining Available
                                     Exercise of          Outstanding Options,      for Future Issurance
                                  Outstanding Options,    Warrants and Rights          Under Equity
                                  Warrants and Right                                Compensation Plans
------------------------------- ------------------------ ---------------------- --------------------------
 Equity Compensation
 Plans Approved by
  Security Holders                        42,740                  $5.55                       ---
------------------------------- ------------------------ ---------------------- --------------------------
 Equity Compensation
 Plans Not Approved
 by Security Holders                        ---                     ---                       ---
------------------------------- ------------------------ ----------------------- -------------------------
                 Total                    42,740                  $5.55                       ---
------------------------------- -----------------------  ----------------------- -------------------------


Item 6.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

         Pages 4 through 17 of the attached 2002 Annual Report to Stockholders are incorporated herein by reference.

Item 7.    Financial Statements
           --------------------

         The following information appearing in the Company's 2002 Annual Report to Stockholders for the year ended June 30, 2002, is incorporated herein by reference.


Annual Report Section                                    Pages in Annual Report
---------------------                                    ----------------------
Independent Auditors' Report                                      19

Consolidated Balance Sheets as of June 30, 2002 and 2001          20

Consolidated Statements of Operations for the Years Ended
June 30, 2002, 2001 and 2000                                      21

Consolidated Statements of Changes in Stockholders' Equity
and Comprehensive Income for Years Ended
June 30, 2002, 2001 and 2000                                      22

Consolidated Statements of Cash Flows for Years Ended
June 30, 2002, 2001 and 2000                                      23

Notes to Financial Statements                                     24

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           ----------------------------------------------------------------
           Financial Disclosure
           ---------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           -------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on October 24, 2002, a copy of which was filed on September 24, 2002.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I under the caption "Employees" of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002, a copy of which was filed on September 24, 2002.

Item 10.   Executive Compensation
           ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002, a copy of which was filed on September 24, 2002.

Item 11.   Security  Ownership of Certain Beneficial Owners and Management
           ---------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002, a copy of which was filed on September 24, 2002.

Item 12.   Certain Relationships and Related Transactions
           ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 2002, a copy of which was filed on September 24, 2002.

Item 13.   Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits -- See Index to Exhibits.

           (b) Reports on Form 8-K - The following is a description of the Form 8-K filed during the three-month period ended June 30, 2002:

                    On April 24, 2002, a current report on Form 8-K was filed to announce the Company's earnings for the three month and nine month periods ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HORIZON FINANCIAL SERVICES CORPORATION

Date:  September 30, 2002             By:   /s/ Robert W. DeCook
     -----------------------                -----------------------------------
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


/s/ Robert W. DeCook                         /s/ Thomas L. Gillespie
-----------------------------------------    ----------------------------------
Robert W. DeCook, Director, President and    Thomas L. Gillespie, Director and
Chief Executive Officer (Principal           Vice President
 Executive Officer)

Date:   September 30, 2002                   Date: September 30, 2002
     ------------------------------------         -----------------------------

/s/ Gary L. Rozenboom                        /s/ Dwight L. Groves
-----------------------------------------    ----------------------------------
Gary L. Rozenboom, Director                  Dwight L. Groves, Director


Date: September 30, 2002                     Date: September 30, 2002
    ------------------------------------          -----------------------------

/s/ Norman P. Zimmerman                      /s/ Vicki Hladik
-----------------------------------------    ----------------------------------
Norman P. Zimmerman, Director                Vicki Hladik, Treasurer and
                                             Comptroller,  (Principal Financial
                                             and Accounting Officer)


Date: September 30, 2002                     Date: September 30, 2002
    ------------------------------------          -----------------------------

                                 CERTIFICATIONS
                  (PURSUANT TO THE REQUIREMENTS OF RULE 13a-14
                     OF THE SECURITES EXCHANGE ACT OF 1934)


I, Robert W. DeCook, certify that:

1. I have reviewed this annual report on Form 10-KSB of Horizon Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002                                /s/ Robert W. DeCook
                                                       -----------------------
                                                       Chief Executive Officer


I, Vicki Hladik, certify that:

1. I have reviewed this annual report on Form 10-KSB of Horizon Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, under which such statements were made, not misleading with respect to the period covered by this annual report; and

4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002                               /s/ Vicki Hladik
                                                      --------------------------
                                                      Treasurer and Comptroller

                                 CERTIFICATIONS
           (PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


I, Robert W. DeCook, certify that:

(1) this annual report on Form 10-KSB of Horizon Financial Services Corporation fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of Horizon Financial Services Corporation.

Date: September 30, 2002                               /s/ Robert W. DeCook
                                                       ------------------------
                                                       Chief Executive Officer


I, Vicki Hladik, certify that:

(2) this annual report on Form 10-KSB of Horizon Financial Services Corporation fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of Horizon Financial Services Corporation.


Date: September 30, 2002                              /s/ Vicki Hladik
                                                      -------------------------
                                                      Treasurer and Comptroller

                                Index to Exhibits


 Exhibit
 Number                              Document
---------     ------------------------------------------------------------------

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