Form 10QSB
period 2002-09-30
HORIZON FINANCIAL SERVICES CORP
filed 2002-11-06
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2002
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

Commission File Number:                         0-24036
                       ---------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common Stock                             753,182
                   ------------                       ----------------------
                      Class                             Shares Outstanding
                                                      as of October 31, 2002

Transitional Small Business Disclosure Format (check one):
Yes [ ]:  No [X]

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX


Part I.  Financial Information                                                   Page
                                                                                 ----
         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2002 and June 30, 2002       1

         Consolidated Statements of Operations for the three months ended          2
         September 30, 2002 and 2001

         Consolidated Statements of Comprehensive Income for the three months      3
         ended September 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the three months ended          4
         September 30, 2002 and 2001

         Notes to Consolidated Financial Statements                                5

         Item 2.  Management's Discussion and Analysis                             7

         Item 3.  Controls and Procedures                                         14



Part II. Other Information                                                        15

          Signatures                                                              16

          Certifications                                                          17

          Index of Exhibits                                                       20

                                                      PART I

ITEM 1. FINANCIAL STATEMENTS
        --------------------

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                                  September 30,        June 30,
Assets                                                                2002               2002
------                                                                ----               ----
                                                                   (Unaudited)

Cash and cash equivalents                                         $  7,952,018       $  8,124,566
Securities available-for-sale                                       13,130,554         12,086,313
Loans receivable, net                                               65,918,033         65,098,795
Real estate                                                            210,787            417,137
Stock in Federal Home Loan Bank, at cost                               509,200            509,200
Office property and equipment, net                                   1,374,913          1,351,486
Accrued interest receivable                                            570,874            587,134
Deferred tax asset                                                     198,350            211,800
Prepaid expenses and other assets                                       54,478             51,576
                                                                  ------------       ------------
     Total assets                                                 $ 89,919,207       $ 88,438,007
                                                                  ============       ============

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                          $ 73,637,166       $ 71,953,695
Advances from Federal Home Loan Bank                                 5,563,546          5,571,497
Advance payments by borrowers for taxes and insurance                    8,818            373,147
Accrued income taxes                                                   296,688            490,522
Accrued expenses and other liabilities                                 750,833            645,694
                                                                  ------------       ------------
     Total liabilities                                              80,257,051         79,034,555
                                                                  ------------       ------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                    --                 --
Common stock, $.01 par value, authorized 1,500,000
     shares, 1,046,198 shares issued                                    10,462             10,462
Additional paid-in capital                                           5,025,598          5,025,598
Retained earnings, substantially restricted                          6,676,965          6,515,330
Treasury stock, at cost, 293,016 shares                             (2,119,466)        (2,119,466)
Accumulated other comprehensive income (loss)- net
     unrealized gain (loss) on securities available-for-sale            68,597            (28,472)
                                                                  ------------       ------------
     Total stockholders' equity                                      9,662,156          9,403,452
                                                                  ------------       ------------
Total liabilities and stockholders' equity                        $ 89,919,207       $ 88,438,007
                                                                  ============       ============

See Notes to Consolidated Financial Statements.


              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Operations

                                                                    Three Months Ended
                                                                        September 30,
                                                                  2002              2001
                                                                  ----              ----
Interest income:                                                       (Unaudited)
  Interest and fees on loans                                 $ 1,325,106       $ 1,364,367
  Interest on securities available-for-sale                      127,700           205,667
  Other interest income                                           30,255            37,464
                                                             -----------       -----------
Total interest income                                          1,483,061         1,607,498
                                                             -----------       -----------
Interest expense:
  Interest on deposits                                           478,779           762,393
  Interest on FHLB advances                                       71,144           120,115
                                                             -----------       -----------
Total interest expense                                           549,923           882,508
                                                             -----------       -----------
Net interest income                                              933,138           724,990

Provision for losses on loans                                     80,800            29,000
                                                             -----------       -----------
Net interest income after provision for losses on loans          852,338           695,990
                                                             -----------       -----------
Non-interest income:
  Fees, commissions and service charges                          173,897           173,861
  Gain on sale of securities, net                                 14,984            29,634
  Impairment loss on equity securities                          (161,662)            - - -
                                                             -----------       -----------
Total non-interest income                                         27,219           203,495
                                                             -----------       -----------
Non-interest expense:
  Compensation, payroll taxes and employee benefits              334,100           296,245
  Advertising                                                     15,560            14,723
  Office property and equipment                                   82,622            65,417
  Federal deposit insurance premiums                               3,126             8,733
  Data processing services                                        55,493            44,192
  Other real estate                                               12,423             7,081
  Other                                                           83,940           102,064
                                                             -----------       -----------
Total non-interest expense                                       587,264           538,455
                                                             -----------       -----------
Earnings before taxes on income                                  292,293           361,030

Taxes on income                                                   93,000           119,200
                                                             -----------       -----------
Net earnings                                                 $   199,293       $   241,830
                                                             ===========       ===========

     Basic and diluted earnings per common share             $      0.26       $      0.32
                                                             ===========       ===========

See Notes to Consolidated Financial Statements.


              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                                        Three Months Ended
                                                                            September 30,
                                                                         2002            2001
                                                                         ----            ----
                                                                             (Unaudited)
Net income                                                             $ 199,293      $ 241,830

Other Comprehensive Income:
      Unrealized gains (losses) on securities available-for-sale:
          Unrealized holding gains arising
            during the period, net of tax                                  5,102         58,625
      Reclassification adjustment for net losses (gains)
            included in net income, net of tax                            91,967        (18,581)
                                                                       ---------      ---------
Other comprehensive income, net of tax                                    97,069         40,444
                                                                       ---------      ---------

Comprehensive income                                                   $ 296,362      $ 281,874
                                                                       =========      =========


See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                            Three months ended
                                                                              September 30,
                                                                          2002              2001
                                                                          ----              ----
Cash flows from operating activities:                                         (Unaudited)
Net earnings                                                          $   199,293       $   241,830
Adjustments to reconcile net earnings to net cash provided
by operating activities:
  Depreciation                                                             27,844            23,526
  Amortization of fees, premiums and accretion of discounts, net           17,582            14,225
  Provision for losses on loans                                            80,800            29,000
  Loans originated for sale                                            (2,515,280)       (3,088,962)
  Proceeds on sales of loans                                            1,981,980         2,956,321
  Gain on sale of securities                                              (14,984)          (29,634)
  Impairment loss on securities                                           161,662             - - -
  Reinvested dividends                                                      - - -              (935)
  (Decrease) increase in accrued interest receivable                       16,260           (63,896)
  Decrease (increase) in accrued income taxes                            (238,134)           59,391
  Other, net                                                              129,064          (102,801)
                                                                      -----------       -----------
Net cash (used in) provided by operating activities                      (153,913)           38,065
                                                                      -----------       -----------
Cash flows from investing activities:
  Securities available-for-sale:
     Purchases                                                         (2,697,946)       (3,987,867)
     Proceeds from sale                                                   701,071         3,737,523
     Proceeds from maturity and principal collected                       932,331           894,406
  Loans to customers, net                                                (366,738)         (508,737)
  Proceeds from sale of real estate                                       190,386             - - -
  Purchase of office property and equipment, net                          (51,271)          (29,946)
                                                                      -----------       -----------
Net cash (used in) provided by investing activities                    (1,292,167)          105,379
                                                                      -----------       -----------
Cash flows from financing activities:
  Increase in deposits                                                  1,683,471           501,670
  Principal payments on advances from Federal Home Loan Bank               (7,951)       (1,005,658)
  Decrease advance payments by borrowers for taxes and insurance         (364,329)         (378,179)
  Payment of dividends                                                    (37,659)          (33,815)
                                                                      -----------       -----------
Net cash provided by (used in) financing activities                     1,273,532          (915,982)
                                                                      -----------       -----------
Net decrease in cash and cash equivalents                                (172,548)         (772,538)

Cash and cash equivalents at beginning of period                        8,124,566         5,591,526
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $ 7,952,018       $ 4,818,988
                                                                      ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                         $   402,631       $   933,381
     Taxes                                                                331,134            59,809
  Noncash investing and financing activities:
     Transfers from loans to other real estate                              - - -            71,467
                                                                      ===========       ===========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 2002 and 2001 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2002 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2002. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


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

3.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three month periods ended September 30, 2002 and 2001:

                                                                   Three Months Ended
                                                                     September 30,
                                                                  2002           2001
                                                                  ----           ----
                                                                      (Unaudited)

Net earnings                                                   $ 199,293      $ 241,830
                                                               =========      =========

Basic earnings per share:

Weighted average number of common shares outstanding             753,182        751,462
                                                               ---------      ---------
Earnings per common share - basic                             $     0.26     $     0.32
                                                               =========      =========

Diluted earnings per share:
       Weighted average common shares outstanding                753,182        751,462

       Assumed incremental option shares
          using the treasury stock method                         17,935         11,681
                                                               ---------      ---------
Common and common equivalent shares outstanding                  771,117        763,143
                                                               =========      =========
Earnings per common share - diluted                           $     0.26     $     0.32
                                                               =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

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

The Company's results of operations are also affected by, among other things, fee income received, loss or profit on securities available-for-sale, the establishment of provisions for probable loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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


FINANCIAL CONDITION
-------------------

The Company's total assets increased $1.5 million, or 1.7%, from $88.4 million at June 30, 2002 to September 30, 2002 of $89.9 million. This increase is attributable to a securities available-for-sale increase of $1.04 million, or 8.6%, from $12.1 million at June 30, 2002 to $13.1 million at September 30, 2002, and an increase in loans receivable, net of $819,000, from $65.1 million at June 30, 2002 to $65.9 million at September 30, 2002. The increase in total assets was offset in part by a $206,000 decrease in real estate and a $172,500 decrease in cash and cash equivalents from $8.12 million at June 30, 2002 to $7.95 million at September 30, 2002.

Total liabilities increased $1.3 million, or 1.5%, to $80.3 million at September 30, 2002 from $79.0 million at June 30, 2002. Deposits continued to increase this quarter from $72.0 million at June 30, 2002 to $73.6 million at September 30, 2002, a $1.7 million increase, or 2.3%. Offsetting this increase in part was a $364,000 decrease in advance payments by borrowers for taxes and insurance and a $194,000 decrease in accrued income taxes. Total stockholders' equity increased 2.8%, or $258,700, the result of increased retained earnings of $161,600 and increased other comprehensive income of $97,000. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison  of three month  periods  ended  September 30, 2002 and September 30,
2001


GENERAL
-------

Net earnings decreased $42,500 to $199,300 for the three month period ended September 30, 2002 from $241,800 for the three month period ended September 30, 2001. The 17.6% decrease in net earnings for the three month period ended September 30, 2002 over the comparable period in 2001 was primarily attributable to the recognition of a $161,660 write down of an equity security resulting from a decline in fair value that was judged to be other than temporary, accompanied by an increase of $49,000, or 9.1% for total non-interest expense. Net interest income increased, both before and after provisions for losses on loans, as interest paid on deposits and FHLB of Des Moines ("FHLB") advances substantially declined, offset in part by decreased interest income. Basic and fully-diluted earnings per common share decreased 18.75% from $.32 for the three month period ended September 30, 2001 to $.26 for the same period ended September 30, 2002. This decrease is due to decreased net earnings and the Company's increase in common stock outstanding over the prior comparable period.


INTEREST INCOME
---------------

Interest income decreased $124,400 to $1,483,000 for the three month period ended September 30, 2002 compared to $1,607,500 for the three month period ended September 30, 2001. The decrease was primarily the result of a 52 basis point decrease in the weighted average yield on average interest-earning assets to 6.93% for the three month period ended September 30, 2002 as compared to 7.45% for the same period in 2001. Average net loans receivable increased slightly by $68,500, but the weighted average yield on loans decreased 25 basis points to 8.07% from 8.32% resulting in an overall decrease in interest on loans of $39,300. Interest on securities available-for-sale had a greater impact on interest income as average balance and weighted average yield decreased. Average balance for securities available-for-sale decreased $2.5 million for the three month period ended September 30, 2002 to $12.3 million from $14.9 million for the same period in 2001. Weighted average yield for the September 30, 2002 period decreased 139 basis points to 4.14% from 5.53% for the comparable period in 2001 as a result of sale and purchase activities in the available-for-sale portfolio and reduced rates on investments due to market conditions. The decrease in interest on securities available-for-sale for the three month period ended September 30, 2002 compared to the same period in 2001 was $78,000, or 37.9%.

Other interest income decreased $7,200 to $30,300 for the three month period ended September 30, 2002 compared to $37,500 for the three month period ended September 30, 2001. The average outstanding balance of other interest earning assets increased $1.8 million for the three month period ended September 30, 2002 as compared to the identical period in 2001. The substantial growth in average other interest earning assets is primarily the result of increased investment in short-term liquid assets acquired with funds received from continued deposit growth as the Company searches for desirable investments The weighted average yield on other interest earning assets decreased 107 basis points from 2.52% to 1.45% for the three month period ended September 30, 2002 as compared to the same period in 2001.

INTEREST EXPENSE
----------------

Interest expense decreased $332,600, or 37.7%, to $549,900 for the three month period ended September 30, 2002 compared to $882,500 for the three month period ended September 30, 2001. Weighted average interest-bearing liabilities decreased $1.3 million for the three month period ended September 30, 2002 as compared to the same period in 2001, but a reduced weighted average rate of 163 basis points, or 36.7% for the 2002 period as compared to the same period in 2001 had a greater impact on overall interest expense for the period. Interest on deposits decreased $283,600 for the three month period ended September 30, 2002 to $478,800 from $762,400 for the same period ended September 30, 2001. Weighted average rate paid on deposits for the three month period ended September 30, 2002 was 2.63% compared to 4.31% for the same period ended 2001.

Interest on FHLB advances and other borrowings decreased $49,000, to $71,000 from $120,000 for three month period ended September 30, 2002 as compared to the identical period in 2001. Average borrowings decreased $3.27 million, or 37.0%, for the three month period ended September 30, 2002 as compared to the same period in 2001 and the weighted average rate paid on borrowings decreased 33 basis points to 5.11% for the three months ended September 30, 2002 compared to 5.44% for the period ended September 30, 2001.


NET INTEREST INCOME
-------------------

Net interest income increased $208,000 from $725,000 for the three month period ended September 30, 2001 to $933,000 for the three month period ended September 30, 2002. The Company's annualized net interest margin for the three month period ended September 30, 2002 was 4.36% compared to 3.36% for the same period ended September 30, 2001. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities increased to 109.44% for the three month period ended September 30, 2002 from 108.50% for the three month period ended September 30, 2001. The interest rate spread between interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 2002 was 4.12% and the interest rate spread for the comparable period ended September 30, 2001 was 3.02%.


PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company recorded a provision for losses on loans of $80,800 for the three month period ended September 30, 2002 compared to $29,000 for the three month period ended September 30, 2001. The Company continues to increase its allowance for losses on loans to a greater percentage of its overall loans receivable due to its assessment of local and national economic conditions. The Company's non-performing assets may consist of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property. As of September 30, 2002, non-performing assets totaled $1,943,000 or 2.16% of total assets, compared to $2,128,000 or 2.41% of total assets as of June 30, 2002. As of September 30, 2002, the Company's allowance for losses on loans was $601,000, representing 30.9% of non-performing assets and .91% of net loans receivable.

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


NON-INTEREST INCOME
-------------------

Non-interest income decreased $176,300 to $27,200 for the three months ended September 30, 2002 from $203,500 for the same period ended September 30, 2001. The decrease was primarily attributable to a $161,662 impairment write down in the period ended September 30, 2002 of an equity security which had a fair value loss that was deemed to be other than temporary. Additionally, for the three month period ended September 30, 2002 gain on sale of securities decreased $14,600, to $15,000 from $29,600 for the three month period ended September 30, 2001. Fees, service charges and commissions for the three month periods ended September 30, 2002 and 2001 were each $174,000.


NON-INTEREST EXPENSE
--------------------

Total non-interest expense increased $48,800 from $538,500 for the three months ended September 30, 2001 to $587,300 for the three month period ended September 30, 2002. The increase was primarily attributable to a compensation, payroll taxes and employee benefits increase of $38,000, for the three month period ended September 30, 2002 compared to the same period in 2001 and increases in office property and equipment and data processing services for the 2002 period. Other real estate expense increased $5,000 for the three month periods being compared, the result of a net loss on sale of foreclosed real estate. Offsetting these increases were decreases in other expenses primarily comprised of decreases in loan expense and auditing and accounting expense, and decreases in federal deposit insurance premiums of $5,600, or 64.2%.


TAXES ON INCOME
---------------

The Company had a $26,200 decrease in taxes on earnings for the three month period ended September 30, 2002 as a result of decreased net earnings. The effective tax rate for the three month period ended September 30, 2002 is 31.8% compared to 33.0% for the three month period ended September 30, 2001.


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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 12.72% on September 30, 2002 and 12.16% on June 30, 2002.

At September 30, 2002, the Company had advances of $5.56 million outstanding from the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2002, the Company had outstanding commitments to extend credit which amounted to $3,722,000 (including $648,000 in available revolving commercial lines of credit). At September 30, 2002, certificates of deposit scheduled to mature in one year or less totaled $21.0 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 2002, the Bank had tangible and core capital of $7.5 million, or 8.5% of adjusted total assets, which was approximately $6.2 million and $4.0 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 2002, the Bank had risk-based capital of $8.1 million (including $7.5 million in core capital), or 13.9% of risk- weighted assets of $58.1 million. This amount was $4.6 million above the 8.0% requirement in effect on that date. The Bank is considered to be "well-capitalized" under Federal regulatory guidelines.


EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------

In July 2001, the Federal Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after July 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the consolidated financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This
Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

In  September  2002,  the FASB  issued  SFAS No.  147,  Acquisition  of  Certain
Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognized under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES
        -----------------------

With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of the quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)- 14(c) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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

ITEM 3.        Defaults Upon Senior Securities
               -------------------------------
               None

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None

ITEM 5.        Other Information
               -----------------
               None

ITEM 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------
               (a)   Exhibits:
                     See Index to Exhibits

               (b) The following is a description of the Form 8-K filed during the three months ended September 30, 2002:

                     On August 23, 2002, a current report on Form 8-K was filed to announce the Company's earnings for the quarter and fiscal year ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HORIZON FINANCIAL SERVICES CORPORATION
                                    Registrant


Date: November 06, 2002             /s/ Robert W. DeCook
                                    --------------------------------------------
                                    Robert W. DeCook
                                    President and Chief Executive Officer




Date: November 06, 2002             /s/ Vicki Hladik
                                    --------------------------------------------
                                    Vicki Hladik
                                    Chief Financial Officer

                                  Certification
  (Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended) I, Robert W. DeCook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Horizon Financial Services Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 06, 2002
                                                 /s/ Robert W. DeCook
                                                 -------------------------------
                                                 Robert W. DeCook
                                                 Chief Executive Officer

                                  Certification
  (Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Vicki Hladik, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Horizon Financial Services Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 06, 2002
                                                  /s/ Vicki Hladik
                                                  ------------------------------
                                                  Vicki Hladik
                                                  Treasurer and Comptroller

                                  Certification
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, Robert W. DeCook, certify that:

1.  This  quarterly  report  on  Form  10-QSB  of  Horizon  Financial   Services
Corporation fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Horizon Financial Services Corporation.

Date:  November 06, 2002



                                                  /s/ Robert W. DeCook
                                                  ------------------------------
                                                  Robert W. DeCook
                                                  Chief Executive Officer

I, Vicki Hladik, certify that:

1.  This  quarterly  report  on  Form  10-QSB  of  Horizon  Financial   Services
Corporation fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Horizon Financial Services Corporation.

Date:  November 06, 2002



                                                     /s/  Vicki Hladik
                                                     ---------------------------
                                                     Vicki Hladik
                                                     Treasurer and Comptroller

                                INDEX TO EXHIBITS

Exhibit
Number                                     Document
--------       -----------------------------------------------------------------

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