Form 10QSB
period 2002-12-30
HORIZON FINANCIAL SERVICES CORP
filed 2003-02-05
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 2002
                                                        or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:   0-24036
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock                                     754,902
--------------------------------------------------------------------------------
                   Class                                    Shares Outstanding
                                                         as of February 04, 2003

Transitional Small Business Disclosure Format (check one):
Yes: [_]  No: [X]




              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX


Part I.    Financial Information                                                Page
                                                                                ----
          Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets at December 3l, 2002 and June 30, 2002      1

          Consolidated Statements of Operations for the three months and          2
          six months ended December 31, 2002 and 2001

          Consolidated Statements of Comprehensive Income for the three months    3
          and six months ended December 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the six months ended          4
          December 31, 2002 and 2001

          Notes to Consolidated Financial Statements                              5

          Item 2.  Management's Discussion and Analysis                           7

          Item 3.  Controls and Procedures                                       15

Part II.  Other Information                                                      16

          Signatures                                                             17

          Certifications                                                         18

          Index of Exhibits                                                      21

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                               HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                            Consolidated Balance Sheets

                                                                 December 31,          June 30,
Assets                                                               2002                2002
------                                                               ----                ----
                                                                 (Unaudited)
Cash and cash equivalents                                        $ 10,056,802       $   8,124,566
Securities available-for-sale                                      12,839,538          12,086,313
Loans receivable, net                                              65,952,442          65,098,795
Real estate                                                           307,043             417,137
Stock in Federal Home Loan Bank, at cost                              509,200             509,200
Office property and equipment, net                                  1,487,303           1,351,486
Accrued interest receivable                                           567,972             587,134
Deferred tax asset                                                    165,200             211,800
Prepaid expenses and other assets                                      55,171              51,576
                                                                 ------------        ------------

     Total assets                                                $ 91,940,671        $ 88,438,007
                                                                 ============        ============

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                         $ 75,703,272        $ 71,953,695
Advances from Federal Home Loan Bank                                5,557,486           5,571,497
Advance payments by borrowers for taxes and insurance                 139,802             373,147
Accrued income taxes                                                  129,585             490,522
Accrued expenses and other liabilities                                393,722             645,694
                                                                 ------------        ------------

     Total liabilities                                             81,923,867          79,034,555
                                                                 ------------        ------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                  ---                 ---
Common stock, $.01 par value, authorized 1,500,000
     shares, 1,046,198 issued                                          10,462              10,462
Additional paid-in capital                                          5,029,126           5,025,598
Retained earnings, substantially restricted                         6,961,786           6,515,330
Treasury stock, at cost, (291,296 and 293,016 shares
      at December 31, 2002 and June 30, 2002, respectively)        (2,109,044)         (2,119,466)
Accumulated other comprehensive income (loss)-net
      unrealized gain (loss) on securities available-for-sale         124,474             (28,472)
                                                                 ------------        ------------

     Total stockholders' equity                                    10,016,804           9,403,452

Total liabilities and stockholders' equity                       $ 91,940,671        $ 88,438,007
                                                                 ============        ============

See Notes to Consolidated Financial Statements.



                                                         HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                                                 Consolidated Statements of Operations

                                                            Three Months Ended                 Six Months Ended
                                                                December 31,                     December 31,
                                                             2002          2001              2002             2001
                                                             ----          ----              ----             ----
                                                                 (Unaudited)                       (Unaudited)
Interest income:
Interest and fees on loans                             $1,293,927       $1,356,282       $2,619,033       $2,720,649
Interest on securities available-for-sale                 149,050          182,702          284,116          388,369
Other interest income                                      21,594           27,421           44,483           64,885
                                                       ----------       ----------       ----------       ----------

Total interest income                                   1,464,571        1,566,405        2,947,632        3,173,903
                                                       ----------       ----------       ----------       ----------

Interest expense:
Interest on deposits                                      458,527          609,771          937,306        1,372,164
Interest on FHLB advances                                  73,034          103,385          144,178          223,500
                                                       ----------       ----------       ----------       ----------

Total interest expense                                    531,561          713,156        1,081,484        1,595,664
                                                       ----------       ----------       ----------       ----------

Net interest income                                       933,010          853,249        1,866,148        1,578,239

Provision for losses on loans                              57,500           57,500          138,300           86,500
                                                       ----------       ----------       ----------       ----------

Net interest income after provision for
  losses on loans                                         875,510          795,749        1,727,848        1,491,739
                                                       ----------       ----------       ----------       ----------

Non-interest income:
Fees, commissions and service charges                     149,547          149,233          310,808          305,467
(Loss) gain on sale of securities, net                     (2,363)          38,331           12,621           67,965
Gain on sale of mortgage loans                             24,525           20,180           37,161           37,807
Impairment loss on equity securities                            0                0         (161,662)               0
Other                                                      18,972                0           18,972                0
                                                       ----------       ----------       ----------       ----------

Total non-interest income                                 190,681          207,744          217,900          411,239
                                                       ----------       ----------       ----------       ----------

Non-interest expense:
Compensation, payroll taxes and employee benefits         323,022          309,999          657,122          606,244
Advertising                                                19,523           16,576           35,083           31,299
Office property and equipment                              92,526           64,150          175,148          129,567
Federal deposit insurance premiums                          3,067            8,590            6,193           17,323
Data processing services                                   50,294           46,319          105,787           90,511
Other real estate                                          (2,841)             359            9,582            7,440
Other                                                      90,757          106,568          174,697          208,632
                                                       ----------       ----------       ----------       ----------

Total non-interest expense                                576,348          552,561        1,163,612        1,091,016
                                                       ----------       ----------       ----------       ----------

Earnings before taxes on income                           489,843          450,932          782,136          811,962

Taxes on income                                           166,400          152,400          259,400          271,600
                                                       ----------       ----------       ----------       ----------

Net earnings                                           $  323,443       $  298,532       $  522,736       $  540,362
                                                       ==========       ==========       ==========       ==========

     Earnings per common share -
       Basic                                                $0.43            $0.40            $0.69            $0.72
       Diluted                                              $0.42            $0.39            $0.68            $0.71

See Notes to Consolidated Financial Statements.


                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                          Consolidated Statements of Comprehensive Income

                                                                       Three Months Ended              Six Months Ended
                                                                          December 31,                   December 31,
                                                                        2002          2001             2002          2001
                                                                        ----          ----             ----          ----
                                                                           (Unaudited)                    (Unaudited)

Net income                                                         $ 323,443     $   298,532      $ 522,736       $ 540,362

Other Comprehensive Income:
   Unrealized gains (losses) on securities available-for-sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax                                54,395         (45,806)        59,497          12,818
   Reclassification adjustment for net losses (gains)
         included in net income, net of tax                            1,482         (24,034)        93,449         (42,614)
                                                                   ---------       ---------      ---------       ---------

Other comprehensive income (loss), net of tax                         55,877         (69,840)       152,946         (29,796)
                                                                   ---------       ---------      ---------       ---------


Comprehensive income                                               $ 379,320       $ 228,692      $ 675,682       $ 510,566
                                                                   =========       =========      =========       =========


See Notes to Consolidated Financial Statements.

                                                               -3-



                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                               Consolidated Statements of Cash Flows
                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                       2002               2001
                                                                                       ----               ----
                                                                                              (Unaudited)
Cash flows from operating activities:
Net earnings                                                                    $     522,736     $     540,362
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                                        71,524            47,951
   Amortization of fees, premiums and accretion of discounts, net                      39,786            34,853
   Provision for losses on loans                                                      138,300            86,500
   Loans originated for sale                                                       (5,644,011)       (6,998,315)
   Proceeds on sales of loans                                                       5,084,336         6,586,415
   Gain on sale of securities                                                         (12,621)          (67,965)
   Impairment loss on securities                                                      161,662             - - -
   Reinvested dividends                                                                 - - -            (2,489)
   Gain (loss) on sale of fixed assets                                                     35              (535)
   Decrease in accrued interest receivable                                             19,162            59,625
   (Decrease) increase in accrued income taxes                                       (405,237)           54,386
   Other, net                                                                        (236,074)         (474,414)
                                                                                -------------     -------------

Net cash used in operating activities                                                (260,402)         (133,626)
                                                                                -------------     -------------

Cash flows from investing activities:
   Securities available-for-sale:
     Purchases                                                                     (4,064,406)       (4,646,205)
     Proceeds from sale                                                             1,054,223         6,162,260
     Proceeds from maturity and principal collected                                 2,311,977         1,906,193
   Loans to customers, net                                                           (528,528)         (732,080)
   Proceeds from sale of real estate                                                  190,386            75,000
   Purchase of office property and equipment, net                                    (207,376)         (100,941)
                                                                                -------------     -------------

Net cash (used in) provided by investing activities                                (1,248,503)        2,664,227
                                                                                -------------     -------------

Cash flows from financing activities:
   Increase in deposits                                                             3,749,577         3,951,520
   Decrease in advance payments by borrowers for taxes and insurance                 (233,345)         (243,335)
   Principal payments on advances from Federal Home Loan Bank                         (14,011)       (3,011,394)
   Net proceeds from options exercised                                                  9,459             - - -
   Payment of dividends                                                               (75,318)          (67,631)
                                                                                -------------     -------------

Net cash provided by financing activities                                           3,436,362           629,160
                                                                                -------------     -------------

Net increase in cash and cash equivalents                                           1,932,236         3,159,761

Cash and cash equivalents at beginning of period                                    8,124,566         5,591,526
                                                                                -------------     -------------
Cash and cash equivalents at end of period                                      $  10,056,802     $   8,751,287
                                                                                =============     =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                   $   1,318,340     $   2,086,483
     Taxes                                                                            661,108           217,214
   Noncash investing and financing activities:
     Transfers from loans to other real estate                                  $      96,256     $      71,467
                                                                                =============     =============


   See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 2002 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 2002 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2002. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


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

3.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended December 31, 2002 and 2001:


                                                                    Three Months Ended         Six Months Ended
                                                                       December 31,               December 31,
                                                                      2002       2001          2002         2001
                                                                      ----       ----          ----         ----
Net Earnings                                                      $ 323,443   $ 298,532     $ 522,736     $ 540,362
                                                                  =========   =========     =========     =========


Basic earnings per share:

Weighted average number of common shares outstanding                753,332     751,462       753,257       751,462
                                                                  ---------   ---------     ---------     ---------

Earnings per common share - basic                                 $    0.43   $    0.40     $    0.69     $    0.72
                                                                  =========   =========     =========     =========


Diluted earnings per share:

Weighted average number of common shares outstanding                753,332     751,462       753,257       751,462

Assumed incremental option shares
     using the treasury stock method                                 17,469      10,349        17,702        11,015
                                                                  ---------   ---------     ---------     ---------

Common and common equivalent shares outstanding                     770,801     761,811       770,959       762,477
                                                                  =========   =========     =========     =========

Earnings per common share - diluted                               $    0.42   $    0.39     $    0.68     $    0.71
                                                                  =========   =========     =========     =========

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
                    ------------------------------------


GENERAL
-------

Horizon Financial Services Corporation ("the Company") is a savings bank holding company, the primary asset of which is Horizon Federal Savings Bank ("the Bank"). The Company was incorporated in March 1994 and sold shares of common stock on June 28, 1994 for the purpose of acquiring all of the capital stock of the Bank in connection with the Bank's conversion from mutual to stock form of ownership (the "Conversion").

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

The Company's results of operations are also affected by, among other things, fee income received, loss or gain on securities available for sale and mortgage loans, the establishment of provisions for probable loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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

Local economic conditions in the Bank's market are mixed. Some retailing concerns are reporting improving sales and others are not. Housing sales are slowing, and prices for both grain and livestock are volatile and somewhat undependable. We are currently experiencing factory layoffs and some decline in retail business. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected, which could adversely affect the financial condition and results of operations of the Company and the Bank.


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


FINANCIAL CONDITION
-------------------

The Company's total assets at December 31, 2002 of $91.9 million increased $3.5 million, or 4.0%, from $88.4 million at June 30, 2002. Cash and cash equivalents increased $1.9 million, or 23.8%, from $8.1 million at June 30, 2002 to $10.1 million at December 31, 2002. Accompanying this increase, was an increase in securities available-for-sale of $753,000 from $12.1 million at June 30, 2002 to $12.8 million at December 31, 2002. Loans receivable, net increased $854,000 from $65.1 million at June 30, 2002 to $66.0 million at December 31, 2002.

Total liabilities increased $2.9 million, or 3.7%, to $81.9 million at December 31, 2002 from $79.0 million at June 30, 2002. Deposits continued to increase from $72.0 million at June 30, 2002 to $75.7 million at December 31, 2002, a 5.2% increase, or $3.75 million. Partially offsetting the increase in deposits were decreases in advance payments by borrowers for taxes and insurance, accrued income taxes, and accrued expenses and other liabilities. Total stockholders' equity increased $613,000, from $9.4 million at June 30, 2002 to $10.0 million at December 31, 2002, the result of an increase of

$446,500 in retained earnings and an increase in accumulated other comprehensive income on securities available-for-sale of $153,000. There were no other significant changes in the components of the Company's balance sheet.


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


Comparison of three month and six month periods ended December 31, 2002 and December 31, 2001.


GENERAL
-------

Net earnings for the three months ended December 31, 2002 increased $25,000 to $323,400 from $298,500 for the three month period ended December 31, 2001. The increase in net earnings for the quarter was primarily attributable to increased net interest income, both before and after provisions for losses on loans, as interest on deposits and FHLB of Des Moines ("FHLB") advances declined offset in part by decreased interest income. Non-interest income decreased slightly during the three month period ended December 31, 2002 compared to the same period ended 2001 primarily due to decreased gain on sale of securities. Taxes on income increased slightly, the result of higher earnings during this three month period. Net earnings for the six month period ended December 31, 2002 decreased $17,600 to $522,700 for the period ended December 31, 2002 compared to $540,400 for the six month period ended December 31, 2001. Decreases for the six month period were generally attributable to the recognition of the $161,660 write down of an equity security resulting from a decline in fair value that was judged to be other than temporary. As with the results for the three month period, net interest income, both before and after provisions for losses on loans increased, but was offset in part by increased non-interest expense as compared to the same period in fiscal 2001.


INTEREST INCOME
---------------

Interest income decreased $101,800 to $1,465,000 for the three month period ended December 31, 2002 compared to $1,566,000 for the three month period ended December 31, 2001 and $226,300 to $2,948,000, a 7.1% decrease, for the six month period ended December 31, 2002 compared to $3,174,000 for the period ended December 31, 2001. The decrease for the three month period was primarily the result of a 53 basis point decrease in the weighted average yield on average interest-earning assets to 6.66% for the three month period ended December 31, 2002 as compared to 7.19% for the same period in 2001. Average net loans receivable decreased slightly by $186,300, and the weighted average yield on loans decreased 35 basis points to 7.84% for the three month period ended December 31, 2002 from 8.19% for the same period ended 2001, resulting in an overall decrease in interest and fees on loans of $62,400. Interest on securities available-for-sale also impacted interest income as both average balance and weighted average yield decreased. Average balance for securities available-for-sale decreased $561,000 for the three month period ended December 31, 2002 to $12.9 million from $13.4 million for the same period in 2001. Weighted average yield for the December 31, 2002 period decreased 81 basis points to 4.63% from 5.44% for the comparable period in 2001 as a result of sale and purchase activities in the available-for-sale portfolio and reduced rates on investments due to market conditions. The decrease in interest on securities available-for-sale for the three month period ended December 31, 2002 compared to the same period in 2001 was $33,700, or 18.4%. For the three month period other interest income decreased $5,800, or 21.3%, The average outstanding balance of other interest-earning assets increased $1.6 million, but the average yield on other interest-earning assets for the three month period decreased 47 basis points to .83% for the period ended December 31, 2002 from 1.30% for the three month period ended December 31, 2001.

For the six month period results were similar with an overall decrease in interest income of $226,300 to $2.9 million for the period ended December 31, 2002 compared to $3.2 million for the period ended 2001. Interest and fees on loans decreased $101,600 to $2.6 million for the period ended December 31, 2002 from $2.7 million for the six month period ended December 31, 2001 as average loans for the period decreased $101,600 and average yield on loans receivable decreased 30 basis points to 7.95% for the period ended 2002 compared to 8.25% for the six month period ended December 31, 2001. Interest on securities available-for-sale also decreased for the six month period ended December 31, 2002 as compared to 2001. Interest on securities available-for-sale decreased $104,300 to $284,100 for the six month period ended 2002 compared to $388,400 for the period ended 20001, a 26.8% decrease. Average yield on securities available-for-sale for the six month period decreased 100 basis points to 4.53% for the period ended December 31, 2002 from 5.53% for the six month period ended December 31, 2001. Average yield on other interest-earning assets for the six month period decreased 81 basis points to .92% for the six month period ended December 31, 2002 from 1.73% for the period ended December 31, 2001.


INTEREST EXPENSE
----------------

Interest expense decreased $181,600 to $531,600 from $713,200, a 25.5% decrease, for the three month period, and $514,200 to $1,081,500 from $1,595,700, a 32.2%
decrease, for the six month period ended December 31, 2002 as compared to the same periods ended 2001. The decrease in interest expense was ultimately due to the weighted average rate on deposits decrease of 89 basis points to 2.45% for the three month period ended December 31, 2002 from 3.34% for the comparable period ended December 31, 2001. Weighted average rate on deposits for the six month period comparison decreased 127 basis points to 2.54% for the six month period ended December 31, 2002 as compared to 3.81% for the same period ended 2001. Average outstanding balance of deposits increased $1.9 million to $74.9 million for the three month period ended December 31, 2002 from $73.0 million for the three month period ended December 31, 2001, and increased $1.7 million to $73.8 million from $72.1 million for the comparable six month period. Contributing to the decrease in interest expense was a decrease in interest on FHLB advances for the three and six month periods ended December 31, 2002 as compared to the same periods ended December 31, 2001. Interest on advances decreased $30,400 to $73,000 from $103,400 for the three month period and $79,300 to $144,200 from $223,500 for the six month period. This decrease is attributable to reduced average FHLB advances of $2.0 million, to $5.56 million for the three month period ended December 31, 2001, at a weighted average rate of 5.25%, from $7.58 million for the same period ended 2001, at a weighted average rate of 5.45%. The decrease in average FHLB advances for the comparable six month period was $2.6 million to $5.56 million, with a weighted average rate of 5.18%, for the period ended December 31, 2002 from $8.2 million, with a weighted average rate of 5.48%, for same period ended 2001.


NET INTEREST INCOME
-------------------

Net interest income was $933,000 and $1.87 million for the three month and six month periods ended

December 31, 2002, compared to $853,200 and $1.58 million for the comparable periods in 2001, increases of 9.3% and 15.8%, respectively. The Company's net interest margin increased 32 basis points to 4.24% for the three month period ended December 31, 2002 as compared to 3.92% for the same period ended December 31, 2001 and increased 67 basis points to 4.30% for the six month period ended December 31, 2002 as compared to 3.63% for the six month period ended December 31, 2001.



PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $138,300 for the six month period ended December 31, 2002 as compared to $86,500 for the same period ended 2001, a $51,800 increase, as the Company continues to increase its allowance for losses on loans to a greater percentage of its overall loans receivable in response to its assessment of local and national economic conditions and their affect on the Company and its customers. As of December 31, 2002, the Company's non-performing assets, consisting of nonaccrual loans, accruing loans 90 days or more delinquent, real estate owned and repossessed consumer property, totaled $2,335,000 or 2.54% of total assets, compared to $1,917,000 or 2.41% of total assets as of June 30, 2002. As of December 31, 2002, the Company's allowance for losses on loans was $637,000, representing 27.3% of non-performing assets and ..97% of net loans receivable, compared to allowance for losses on loans at June 30, 2002 of $537,000, representing 25.3% of non-performing assets and .83% of net loans receivable.

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


NON-INTEREST INCOME
-------------------

Non-interest income decreased to $190,700 and $217,900 for the three and six month periods ended December 31, 2002, respectively, compared to $207,700 and $411,200 for the periods ended December 31, 2001. The decrease for the three month period ended December 31, 2002 was primarily attributable to a $40,700 decrease in gain on sale of securities which was partially offset by increases in other non-interest income of $19,000 and increased profit on sale of mortgage loans of $4,300. Fees, commissions, and service charges collected for the three month periods being compared were similar. For the six month period the $193,300 decrease was attributable to the recorded $161,660 impairment loss on equity securities and a $55,300 decrease in gain on sale of securities, net. Fees, commissions, and service charges collected increased slightly by $5,300 for the six month periods being compared and other non- interest income increase $19,000.


NON-INTEREST EXPENSE
--------------------

Total non-interest expense was $576,300 and $1.16 million for the three and six month periods ended

December 31, 2002, respectively, compared to $552,600 and $1.1 million for the same periods in 2001. Compensation and employee benefits expenses, the largest component of non-interest expense, increased $13,000 and $50,900 for the three and six month periods ended December 31, 2002 as compared to the same period ended December 31, 2001. Office property and equipment increased for both the three month and six month periods ended December 31, 2002 compared to the same periods in 2001 by $28,400 and $45,600, respectively. Offsetting these increases were decreases in federal deposit insurance premiums and other operating expense for both periods being compared.


TAXES ON INCOME
---------------

Income taxes increased $25,000 for the three month period ended December 31, 2002 as compared to the same period ended December 31, 2001, but decreased $17,600 for the comparable six month periods. The income tax increase for the three month period is the result of increased earnings before taxes on income, while the decrease for the six month period ended 2002 is the result of decreased six month earnings primarily attributable to the impairment loss on equity securities. The effective tax rate for the three month period ended December 31, 2002 was 34.0% compared to 33.8% for the same period ended 2001. For the six month period ended December 31, 2002, the effective tax rate was 33.2% compared to 33.4% for the same period in fiscal 2001.


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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 14.61% on December 31, 2002 and 12.16% on June 30, 2002.

At December 31, 2002, the Company had advances of $5.6 million outstanding from the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At December 31, 2002, the Company had outstanding commitments to extend credit which amounted to $2,582,000 (including $613,000 in available revolving commercial lines of credit). At December 31, 2002, certificates of deposit scheduled to mature in one year or less totaled $20.5 million. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At December 31, 2002, the Bank had tangible and core capital of $7.9 million, or 8.7% of adjusted total assets, which was approximately $6.5 million and $4.3 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 2002, the Bank had risk-based capital of $8.4 million (including $7.9 million in core capital), or 13.8% of risk- weighted assets of $60.7 million. This amount was $3.5 million above the 8.0% requirement in effect on that date. The Bank is considered to be "well-capitalized" under Federal regulatory guidelines.


CANCELLATION OF SUPERVISORY AGREEMENT
-------------------------------------

On August 27, 1999, the Bank entered into a supervisory agreement with the Office of Thrift Supervision, ("OTS"). Based on results of the Bank's recent OTS safety and soundness examination, on November 14, 2002 OTS released the Bank from the Supervisory Agreement.

EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------

In July 2001, the Federal Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after July 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement did not have a material effect on its consolidated financial statements.


In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. The Company was required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. This statement did not have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material effect on the consolidated financial statements.

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

               None, other than debt collection in the ordinary course of business.

ITEM 2.        Changes in Securities
               ---------------------

               None

ITEM 3.        Defaults Upon Senior Securities
               -------------------------------

               None

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

                    (a)  Annual meeting date: October 24, 2002

                    (b)  Not required

                    (c) The matters approved by stockholders at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes, if any) as to each matter are set forth below:

                         Proposal                                  Number of Votes
                         --------                                  ---------------
                                                              For                  Withheld
                                                              ---                  --------
Election of the following director for a three year term:

               Robert W. DeCook                             672,035                      8,200


                                                              For      Against     Abstain
                                                              ---      -------     -------
Ratification of the appointment of KPMG LLP
as the Company's auditors for the                           679,000           0         1,235
fiscal year ending June 30, 2003


ITEM 5.        Other Information
               -----------------

               None

ITEM 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               (a)   Exhibits:
                     See Index to Exhibits

               (b) The following is a description of the Form 8-K filed during the three months ended December 31, 2002:

                    On October 25, 2002, current report on Form 8-K was filed to announce the Company's earnings for the quarter ended September 30, 2002.

                                                        SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HORIZON FINANCIAL SERVICES CORPORATION
                                          Registrant


Date: February 04, 2003                    /s/ Robert W. DeCook
-----------------------                   --------------------------------------
                                          Robert W. DeCook
                                          President and Chief Executive Officer




Date: February 04, 2003                    /s/ Vicki Hladik
-----------------------                   --------------------------------------
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


Date: February 04, 2003
                                                          /s/   Robert W. DeCook
                                                         -----------------------
                                                                Robert W. DeCook
                                                         Chief Executive Officer

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


Date: February 04, 2003
                                                               /s/  Vicki Hladik
                                                         -----------------------
                                                                    Vicki Hladik
                                                         Chief Financial Officer

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

Date: February 04, 2003



                                                          /s/   Robert W. DeCook
                                                          ----------------------
                                                                Robert W. DeCook
                                                         Chief Executive Officer

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

Date: February 04, 2003



                                                               /s/  Vicki Hladik
                                                         -----------------------
                                                                    Vicki Hladik
                                                         Chief Financial Officer

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