Form 10QSB
period 2003-05-13
HORIZON FINANCIAL SERVICES CORP
filed 2003-05-13
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

            For the quarterly period ended March 31, 2003
                                                ---------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission File Number:   0-24036
                        ----------

   Horizon Financial Services Corporation
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

   Delaware
-----------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

   42-1419757
-----------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock                                    739,711
--------------------------------------------------------------------------------
                Class                                   Shares Outstanding
                                                          as of May 06, 2003

Transitional Small Business Disclosure Format (check one):
Yes         :  No      X
   ---------      -----------



              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX


Part I.  Financial Information                                                      Page
                                                                                    ----

          Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 2003 and June 30, 2002             1

          Consolidated Statements of Operations for the three months and              2
          nine months ended March 31, 2003 and 2002

          Consolidated Statements of Comprehensive Income for the three months        3
          and nine months ended March 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the nine months ended             4
          March 31, 2003 and 2002

          Notes to Consolidated Financial Statements                                  5

          Item 2.  Management's Discussion and Analysis                               7

          Item 3.  Controls and Procedures                                           15



Part II.  Other Information                                                          16

          Signatures                                                                 17

          Certifications                                                             18

          Index of Exhibits                                                          21






                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                               March 31,          June 30,
Assets                                                          2003                2002
------                                                     --------------       ------------
                                                             (Unaudited)
Cash and cash equivalents                                    $ 9,656,467        $  8,124,566
Securities available-for-sale                                 14,384,037          12,086,313
Loans receivable, net                                         65,927,988          65,098,795
Real estate                                                      314,395             417,137
Stock in Federal Home Loan Bank, at cost                         509,200             509,200
Office property and equipment, net                             1,554,105           1,351,486
Accrued interest receivable                                      600,827             587,134
Deferred tax asset                                               183,000             211,800
Prepaid expenses and other assets                                 58,234              51,576
                                                           -------------        ------------

     Total assets                                           $ 93,188,253        $ 88,438,007
                                                           =============        ============

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                    $ 76,619,221        $ 71,953,695
Advances from Federal Home Loan Bank                           5,551,343           5,571,497
Advance payments by borrowers for taxes and insurance            251,037             373,147
Accrued income taxes                                               1,365             490,522
Accrued expenses and other liabilities                           538,732             645,694
                                                           -------------        ------------

     Total liabilities                                        82,961,698          79,034,555
                                                           -------------        ------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                             ---                 ---
Common stock, $.01 par value, authorized 1,500,000
     shares, 1,046,198 issued                                     10,462              10,462
Additional paid-in capital                                     5,029,126           5,025,598
Retained earnings, substantially restricted                    7,226,024           6,515,330
Treasury stock, at cost, (293,377 and 293,016 shares
      at March 31, 2003 and June 30, 2002, respectively)      (2,133,672)         (2,119,466)
Accumulated other comprehensive income (loss)-net
      unrealized gain (loss) on securities available-for-sale     94,615             (28,472)
                                                           --------------       ------------

     Total stockholders' equity                               10,226,555           9,403,452
                                                           -------------        ------------

Total liabilities and stockholders' equity                 $  93,188,253        $ 88,438,007
                                                           =============        ============

See Notes to Consolidated Financial Statements.



                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                               Consolidated Statements of Operations

                                                             Three Months                      Nine months
                                                           Ended March 31,                  Ended March 31,
                                                          2003           2002              2003              2002
                                                          ----           ----              ----              ----
                                                               (Unaudited)                      (Unaudited)
Interest income:
Interest and fees on loans                            $1,254,335       $1,330,258       $3,873,368       $4,050,907
Interest on securities available-for-sale                159,294          161,927          443,410          550,296
Other interest income                                     14,094           20,623           58,577           85,508
                                                      ----------       ----------       ----------       ----------

Total interest income                                  1,427,723        1,512,808        4,375,355        4,686,711
                                                      ----------       ----------       ----------       ----------

Interest expense:
Interest on deposits                                     409,897          509,678        1,347,203        1,881,842
Interest on FHLB advances                                 71,363           72,975          215,541          296,475
                                                      ----------       ----------       ----------       ----------

Total interest expense                                   481,260          582,653        1,562,744        2,178,317
                                                      ----------       ----------       ----------       ----------

Net interest income                                      946,463          930,155        2,812,611        2,508,394

Provision for losses on loans                             37,500          127,500          175,800          214,000
                                                      ----------       ----------       ----------       ----------

Net interest income after provision for
  losses on loans                                        908,963          802,655        2,636,811        2,294,394
                                                      ----------       ----------       ----------       ----------

Non-interest income:
Fees, commissions and service charges                    170,320          156,986          481,128          462,453
Gain on sale of securities, net                           14,597           128,092          27,218          196,057
Gain on sale of mortgage loans                            26,370            9,714           63,531           47,521
Impairment loss on equity securities                          --               --         (161,662)              --
Other                                                         50               --           19,022               --
                                                      ----------       ----------       ----------       ----------

Total non-interest income                                211,337          294,792          429,237          706,031
                                                      ----------       ----------       ----------       ----------

Non-interest expense:
Compensation, payroll taxes and
  employee benefits                                      367,367          324,057        1,024,489          930,301
Advertising                                               28,741           22,500           63,824           53,799
Office property and equipment                            106,749           76,893          281,897          206,460
Federal deposit insurance premiums                         3,083            3,210            9,276           20,533
Data processing services                                  58,547           49,099          164,334          139,610
Other real estate                                         20,581           31,592           30,163           39,032
Other                                                     73,653           84,704          248,350          293,336
                                                      ----------       ----------       ----------       ----------

Total non-interest expense                               658,721          592,055        1,822,333        1,683,071
                                                      ----------       ----------       ----------       ----------

Earnings before taxes on income                          461,579          505,392        1,243,715        1,317,354

Taxes on income                                          159,700          175,900          419,100          447,500
                                                      ----------       ----------       ----------       ----------

Net earnings                                          $  301,879       $  329,492       $  824,615       $  869,854
                                                      ==========       ==========       ==========       ==========

     Earnings per common share-
       Basic                                               $0.40            $0.44            $1.09            $1.16
       Diluted                                             $0.39            $0.43            $1.07            $1.14


See Notes to Consolidated Financial Statements.




                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                          Consolidated Statements of Comprehensive Income

                                                                       Three Months Ended              Nine Months Ended
                                                                            March 31,                      March 31,
                                                                        2003          2002             2003          2002
                                                                        ----          ----             ----          ----
                                                                           (Unaudited)                     (Unaudited)

Net income                                                         $ 301,879       $ 329,492      $ 824,615       $ 869,854

Other Comprehensive Income:
   Unrealized (losses) gains on securities available for sale:
      Unrealized holding (losses) gains arising
         during the period, net of tax                               (20,707)         52,083         38,791          64,901
   Reclassification adjustment for net (gains) losses
         included in net income, net of tax                           (9,152)        (80,314)        84,296        (122,928)
                                                                   ---------       ---------      ---------       ---------

Other comprehensive (loss) income, net of tax                        (29,859)        (28,231)       123,087         (58,027)
                                                                   ---------       ---------      ---------       ---------


Comprehensive income                                               $ 272,020       $ 301,261      $ 947,702       $ 811,827
                                                                   ---------       ---------      ---------       ---------



See Notes to Consolidated Financial Statements.



                                       HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                                               Consolidated Statements of Cash Flows
                                                                                                  Nine months ended
                                                                                                       March 31,
                                                                                                2003                2002
                                                                                              --------            --------
                                                                                                      (Unaudited)
Cash flows from operating activities:
Net earnings                                                                               $   824,615       $    869,854
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                                                110,971             79,841
   Amortization of fees, premiums and accretion of discounts, net                               60,259             52,534
   Provision for losses on loans                                                               175,800            214,000
   Loans originated for sale                                                                (8,807,136)        (8,317,765)
   Proceeds on sales of loans                                                                8,175,554          8,418,223
   Gain on sale of securities                                                                  (27,218)          (196,057)
   Impairment losses on securities                                                             161,662              - - -
   Reinvested dividends                                                                         (8,198)           (12,995)
   Gain on sale of mortgage loans                                                              (63,531)           (47,521)
   Gain on sale of fixed assets                                                                   (120)              (535)
   (Increase) decrease in accrued interest receivable                                          (13,693)            80,010
   (Decrease) increase in accrued income taxes                                                (533,457)           150,936
   Other, net                                                                                  (82,610)          (337,740)
                                                                                           -----------       ------------

Net cash (used in) provided by operating activities                                            (27,102)           952,785
                                                                                           ------------      ------------

Cash flows from investing activities:
   Securities available-for-sale:
      Purchases                                                                             (7,693,903)        (5,540,850)
      Proceeds from sale                                                                     1,561,875          7,105,035
      Proceeds from maturity and principal collected                                         3,843,986          3,015,679
   Loans to customers, net                                                                    (425,005)          (476,707)
   Purchase of Federal Home Loan Bank stock                                                      - - -            (29,100)
   Proceeds from sale of real estate                                                           190,386            120,000
   Purchase of office property and equipment, net                                             (313,470)          (132,931)
                                                                                           -----------       ------------

Net cash (used in) provided by investing activities                                         (2,836,131)         4,061,126
                                                                                           ------------     -------------

Cash flows from financing activities:
   Increase in deposits                                                                      4,665,526          2,961,694
   Decrease in advance payments by borrowers for taxes and insurance                          (122,110)          (132,532)
   Principal payments on advances from Federal Home Loan Bank                                  (20,154)        (4,017,209)
   Treasury stock acquired                                                                     (24,628)             - - -
   Net proceeds from options exercised                                                           9,459              - - -
   Payment of dividends                                                                       (112,959)          (101,448)
                                                                                           -----------       ------------

Net cash provided by (used in) financing activities                                          4,395,134         (1,289,495)
                                                                                           -----------       ------------

Net increase in cash and cash equivalents                                                    1,531,901          3,724,416

Cash and cash equivalents at beginning of period                                             8,124,566          5,591,526
                                                                                           -----------       ------------
Cash and cash equivalents at end of period                                                 $ 9,656,467       $  9,315,942
                                                                                           ===========       ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest                                                                             $ 1,700,225       $  2,597,422
      Taxes                                                                                $   949,028       $    296,564
   Noncash investing and financing activities:
      Transfer from loans to other real estate                                             $   115,125       $    228,221
                                                                                           ===========       ============


See Notes to Consolidated Financial Statements.

                     HORIZON FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 2003 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 2003 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2002. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


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

3. EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended March 31, 2003 and 2002:

                                                                  Three Months Ended        Nine Months Ended
                                                                       March 31,                 March 31,
                                                                  2003         2002         2003         2002
                                                                  ----         ----         ----         ----

Net Earnings                                                   $301,879     $329,492     $824,615     $869,854
                                                               ========     ========     ========     ========


Basic earnings per share:

Weighted average number of common shares outstanding            754,000      751,462      753,505      751,462
                                                               --------     --------     --------     --------

Earnings per common share - basic                              $   0.40     $   0.44     $   1.09     $   1.16
                                                               ========     ========     ========     ========

Diluted earnings per share:

      Weighted average shares outstanding                       754,000      751,462      753,505      751,462

      Assumed incremental option shares
         using the treasury stock method                         19,978       14,853       18,461       12,294
                                                               --------     --------     --------     --------

Common and common equivalent shares outstanding                 773,978      766,315      771,966      763,756
                                                               ========     ========     ========     ========

Earnings per common share - diluted                            $   0.39     $   0.43     $   1.07     $   1.14
                                                               ========     ========     ========     ========

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

The principal  business of the Company  (through its operating  subsidiary,  the
Bank), has historically consisted of attracting deposits from the general public and making residential and commercial real estate loans, commercial business loans and a variety of consumer loans. The Company's results of operations are primarily dependent on the difference or spread ("interest rate spread") between the average yield on loans, mortgage-backed and related securities and investments and the average rate paid on deposits and other borrowings as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other non-diversified savings institution holding companies, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

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

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments and the level of personal income and savings within the institution's market area. Lending activities are influenced by the demand for all of the various types of loans the Company offers as well as competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan payments, borrowings and funds provided from operations.

Local economic conditions in the Bank's current markets are mixed. Some retailing concerns are reporting improving sales and others are not. Housing sales are somewhat inconsistent from month to month in our current market areas, but small business lending has increased. We are currently experiencing factory layoffs and some decline in retail business. In the event current economic and market conditions persist or worsen, loan demand and existing loans may be affected, which could adversely affect the financial condition and results of operations of the Company and the Bank. The Bank hopes to extend its ability to maintain an adequate loan portfolio by its May 1, 2003 opening of a loan origination office in Pleasant Hill, Iowa. Pleasant Hill is located on the east side of Des Moines, Iowa and has experienced substantial population growth during the period from 1990 to 2000. This population growth trend is expected to continue.

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


FINANCIAL CONDITION
-------------------

The Company's total assets at March 31, 2003 of $93.2 million increased $4.75 million, or 5.4%, from $88.4 million at June 30, 2002. Cash and cash equivalents increased $1.6 million, from $8.1 million at June 30, 2002 to $9.7 million at March 31, 2003. The increase in cash was the result of deposit growth and reduced reinvestment activity of funds received from maturing available-for-sale securities and principal payments on securities as the Company continues to search for desirable investments. Securities available-for-sale increased $2.3 million from $12.1million at June 30, 2002 to $14.4 million at March 31, 2003. Loans receivable, net increased $829,000 , as loan origination volume for the

Bank remains steady but sales of first mortgage loan originations to the secondary market continue to increase. Office property and equipment also had an increase of $203,000.

Total liabilities increased $4.0 million, or 5.0%, to $83.0 million at March 31, 2003 from $79.0 million at June 30, 2002, primarily the result of increased deposits. Deposits increased $4.7 million, or 6.5%, to $76.6 million at March 31, 2003 from $71.9 million at June 30, 2002. The increase in deposits was partially offset by a decrease in accrued income taxes of $489,000. Total stockholders' equity increased $823,000, to $10.2 million at March 31, 2003 from $9.4 million at June 30, 2002, the result of an increase of $711,000 in retained earnings and an increase in unrealized gain on securities available-for- sale of $123,000. There were no other significant changes in the components of the Company's balance sheet.


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


Comparison of three month and nine month periods ended March 31, 2003 and March 31, 2002


GENERAL
-------

Net earnings for the three month period ended March 31, 2003 decreased slightly by $27,600, to $301,900 from $329,500 for the three month period ended March 31, 2002. The small decrease in net earnings for the quarter was primarily attributable to a decrease in interest income as rates continue to decline, decreased non-interest income the result of a substantial reduction in gain on sales of securities, and increased non-interest expense. These factors were largely offset by decreased total interest expense as interest paid on deposits and FHLB advances declined and decreased provision for losses on loans. For the nine months ended March 31, 2003, net earnings decreased $45,200 , to $824,600 from $869,800 for the comparable period ended 2002. Decreases for the nine month period were also generally attributable to decreased interest income and non-interest income and increased non-interest expense. Earnings per share decreased by four cents on a basic and fully diluted basis during this three month period compared to the same period in 2002, and earnings per share decreased seven cents on a basic and fully diluted basis for the nine month period compared to the equivalent period ended March 31, 2002. Both earnings per share decreases were due to decreased net earnings for the periods. There were 2,081 shares of Horizon Financial Services Corporation stock repurchased during the periods.

INTEREST INCOME
---------------

Interest income decreased $85,000 to $1.43 million for the three month period ended March 31, 2003 compared to $1.51 million for the three month period ended March 31, 2002 and $311,400 to $4.4 million for the nine month period ended March 31, 2003 compared to $4.7 million for the period ended March 31, 2002. The decrease for the three month period was primarily the result of a 65 basis point decrease in the weighted average yield on average interest-earning assets to 6.43% for the three month period ended March 31, 2003 as compared to 7.08% for the same period in 2002. Average net loans receivable increased slightly by $105,500, but the weighted average yield on loans decreased 47 basis points to 7.59% for the three month period ended March 31, 2003 from 8.06% for the same period ended 2002, resulting in an overall decrease in interest and fees on loans of $76,000, or 5.7%. Interest on securities available-for-sale slightly impacted interest income with a $2,600 decrease for the three month period as the average balance for securities available-for-sale increased by $2.5 million for the period ended March 31, 2003 over the same period in 2002, but the weighted average yield decreased 108 basis points for the March 2003 period to 4.54% from 5.62% for the three month period ended March 31, 2002. For the three month period other interest income decreased $6,500, or 31.7%, The average outstanding balance of other interest-earning assets increased $749,000, but the average yield on other interest-earning assets for the three month period decreased 42 basis points to .51% for the period ended March 31, 2003 from .93% for the three month period ended March 31, 2002.

For the nine month period results were similar with an overall decrease in interest income of $311,400 to $4.4 million for the period ended March 31, 2003 compared to $4.7 million for the period ended 2002. Interest and fees on loans decreased $177,500 to $3.9 million for the period ended March 31, 2003 from $4.1 million for the nine month period ended March 31, 2002 as average loans for the period increased $50,000, but weighted average yield on loans receivable decreased 37 basis points to 7.83% for the period ended 2003 compared to 8.20% for the nine month period ended March 31, 2002. Interest on securities available-for-sale also decreased for the nine month period ended March 31, 2003 compared to 2002 by $106,900 to $443,400 for the nine month period ended March 31, 2003 compared to $550,300 for the period ended 2002, a 19.4% decrease. Average balance for securities available-for-sale had a slight decrease for the nine month period ended 2003 of $192,000 and weighted average yield on securities available-for-sale for the nine month period decreased 101 basis points to 4.51% for the period ended March 31, 2003 from 5.52% for the nine
month   period  ended  March  31,  2002.   Weighted   average   yield  on  other
interest-earning assets for the nine month period decreased 67 basis points to ..79% for the nine month period ended March 31, 2003 from 1.46% for the period ended March 31, 2002, the result of sharp decreases in interest rates paid by FHLB on the Bank's demand and daily time accounts.

INTEREST EXPENSE
----------------

Interest expense decreased $101,400 to $481,300 from $582,700 for the three month period and $615,600 to $1.56 million from $2.18 million for the nine month period ended March 31, 2003 as compared to the same periods in 2002. The decrease in interest expense was predominantly due to the weighted average rate on deposits decrease of 64 basis points from 2.81% for the three month period ended March 31, 2002 to 2.17% for the comparable period ended March 31, 2003. Weighted average rate on deposits decreased 106 basis points to 2.42% for the nine month period ended March 31, 2003 as compared to 3.48% for the same period in 2002. Average outstanding balance of deposits increased $3.2 million from $72.5 million for the three month period ended March 31, 2002 to $75.7 million for the three month period ended March 31, 2003 and increased $2.3 million from $72.1 million to $74.4 million for the comparable nine month period. Contributing to the decrease in interest expense was a decrease in interest on FHLB advances for the three and nine month periods ended March 31, 2003 as compared to the same periods ended March 31, 2002. Interest on advances and other borrowings decreased $1,600 to $71,400 from $73,000 for the three month period and $81,000 to $215,500 from $296,500 for the nine month period. This decrease is attributable to reduced average borrowings of $274,000, from $5.83 million for the three month period ended March 31, 2002, at a weighted average rate of 5.01%, to $5.55 million for the same period ended 2003, at a weighted average rate of 5.14%. The decrease in average borrowings for the comparable nine month period was $1.82 million from $7.38 million, with a weighted average rate of 5.35%, for the period ended March 31, 2002 to $5.56 million, with a weighted average rate of 5.17%, for same period ended 2003.

NET INTEREST INCOME
-------------------

Net interest income was $946,500 and $2.81 million for the three months and nine months ended March 31, 2003, respectively, compared to $930,200 and $2.51 million for the comparable periods ended 2002. The Company's net interest margin increased 42 basis points for the nine month period ended March 31, 2003 , from 3.87% to 4.29% as compared to the same period ended 2002. This increase is the result of decreased rates paid on deposits and FHLB advances accompanied with the slower reduction in loan rates for the beginning months of the 2003 nine month period. The net interest margin decreased 9 basis points to 4.26% for the three month period ended March 31, 2003 as compared to 4.35% for the same period in 2002 as the rates on the Bank's loan portfolio continue to adjusts to the declining lagging market index used on the majority of the Bank's variable rate loans and rates on deposits and FHLB advances have stabilized. The Company expects the current decrease in net interest margin to continue as rates paid on deposits remain constant or increase in response to local competition and recovery in the national economy and as our loan portfolio continues to adjust to the lagging market loan index.

PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is based on management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $175,800 for the nine month period ended March 31, 2003 as compared to $214,000 for the same period ended 2002. Additional provisions were applied in the 2002 period in response to some weakness in the local economy and continued into the current period ended March 31, 2003. As of March 31, 2003, the Company's non-performing assets, consisting of nonaccrual loans, $2,968,000, and real estate owned and repossessed consumer property, $115,000, totaled $3,083,000 or 3.31% of total assets, compared to $2,128,000, or 2.41% of total assets as of June 30, 2002. As of March 31, 2003, the Company's allowance for losses on loans was $558,000, representing 18.1% of non-performing assets and .85% of net loans receivable.

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

NON-INTEREST INCOME
-------------------

Non-interest income decreased to $211,300 and $429,200 for the three and nine month periods ended March 31, 2003, respectively, compared to $294,800 and $706,000 for the periods ended March 31, 2002. The $83,500 decrease for the three month period ended March 31, 2003 was primarily attributable to a $113,500 decrease in gain on sale of securities which was partially offset by increased gain on sale of mortgage loans of $17,000 and increased fees, commissions, and service charges collected of $13,300. For the nine month period the $276,800 decrease was attributable to the recorded $161,660 impairment loss on equity securities and a $168,800 decrease in gain on sale of securities, net. Fees, commissions, and service charges collected increased by $18,700 and gain on sale of mortgage loans increased $16,000 for the nine month periods being compared. Other non-interest income also increase $19,000 for the nine month period.


NON-INTEREST EXPENSE
--------------------

Total non-interest expense was $658,700 and $1.82 million for the three and nine month periods ended March 31, 2003, respectively, compared to $592,000 and $1.68 million for the same periods in 2002. Compensation and employee benefits expenses, the largest component of non-interest expense, increased $43,300 and $94,200 for the three and nine month periods ended March 31, 2003 as compared to the same period ended March 31, 2002. Office property and equipment also increased for both periods being compared by $29,900 and $75,400. Partially offsetting these increases were decreases in other real estate expense, federal deposit insurance premiums and other expense.

TAXES ON INCOME
---------------

Income taxes decreased $16,200 for the three month period ended March 31, 2003 as compared to the same period ended March 31, 2002, and $28,400 for the comparable nine month periods. The income tax decreases for the periods are the result of decreased earnings before taxes on income. The effective tax rate for the three month period ended March 31, 2003 was 34.6% as compared to 34.8% for the same period ended 2002. For the nine month period ended March 31, 2003 the effective tax rate was 33.7% compared to 34.0% for the same period ended 2002.

COMMITMENTS AND CONTINGENCIES
-----------------------------

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company's results of operations.

CRITICAL ACCOUNTING POLICIES
----------------------------

The company has identified one critical accounting policy and practice relative to the financial conditions and results of operation. This accounting policy relates to the allowance for loan losses.

The allowance for loan losses is based on management's opinion, and is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for loan loss is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan loss.

In the event that management's evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses.

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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 12.95% on March 31, 2003 and 12.16% on June 30, 2002.

At March 31, 2003, the Company had advances of $5.6 million outstanding from the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At March 31, 2003, the Company had outstanding commitments to extend credit which totaled $2,128,000 (including $734,000 in available revolving commercial lines of credit). At March 31, 2003, certificates of deposit scheduled to mature in one year or less totaled $19.1 million. Management believes, that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At March 31, 2003, the Bank had tangible and core capital of $8.1 million, or 8.9% of adjusted total assets, which was approximately $6.8 million and $4.5 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 2003, the Bank had risk-based capital of $8.7 million (including $8.1 million in core capital), or 14.2% of risk- weighted assets of $61.3 million. This amount was $3.8 million above the 8.0% requirement in effect on that date. The Bank is considered to be "well-capitalized" under Federal regulatory guidelines.

EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. The Company was required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. This Statement did not have a material effect on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The adoption of this Statement did not have a material effect on our consolidated financial statements.

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

SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002, and will have no affect on the Company at this time.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any guarantees which qualify under FIN 45.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and for condensed interim financial statements issued after December 15, 2002. The Company has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprises that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The impact of adopting FIN 46 will not be material as the Company does not presently have any variable interest entities.

ITEM 3. CONTROLS AND PROCEDURES
        ------------------------

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

ITEM 2. Changes in Securities
        ----------------------

          None

ITEM 3. Defaults Upon Senior Securities
        --------------------------------

          None

ITEM 4. Submission of Matters to a Vote of Security Holders
        ----------------------------------------------------

          None

ITEM 5. Other Information
        ------------------

          None

ITEM 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

          (a) Exhibits:
          See Index to Exhibits

          (b) The following is a description of the Form 8-K filed during the three months ended March 31, 2003:

               On January 24, 2003, current report on Form 8-K was filed to announce the Company's earnings for the three month and six month periods ended December 31, 2002.

               On January 30, 2003, current report on Form 8-K was filed to announce the approval of the Company's stock repurchase plan.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HORIZON FINANCIAL SERVICES CORPORATION
                                         Registrant


Date: May 13, 2003                       /s/Robert W. DeCook
      -------------                      ---------------------------------------
                                            Robert W. DeCook
                                           President and Chief Executive Officer




Date: May 13, 2003                       /s/ Vicki Hladik
      -------------                      ---------------------------------------
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


Date: May 13, 2003
                                         /s/  Robert W. DeCook
                                         ---------------------------------------
                                              Robert W. DeCook
                                              Chief Executive Officer

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


Date: May 13, 2003
                                           /s/  Vicki Hladik
                                         ---------------------------------------
                                                Vicki Hladik
                                                Chief Financial Officer

                                  Certification

      (Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


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

Date: May 13, 2003

                                           /s/  Robert W. DeCook
                                         ---------------------------------------
                                                Robert W. DeCook
                                                Chief Executive Officer


A signed original of this written statement as required by Section 906 has been provided to Horizon Financial Services Corporation and will be retained by Horizon Financial Services Corporation and furnished to the Securities and Exchange Commission or its staff upon request.




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

Date: May 13, 2003

                                         /s/  Vicki Hladik
                                         ---------------------------------------
                                              Vicki Hladik
                                              Chief Financial Officer


A signed original of this written statement as required by Section 906 has been provided to Horizon Financial Services Corporation and will be retained by Horizon Financial Services Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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