Form 10-K
HORIZON FINANCIAL SERVICES CORP
filed 2003-09-29
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

              Commission file number 0-24036

                     HORIZON FINANCIAL SERVICES CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                  42-1419757
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  301 First Avenue East, Oskaloosa, Iowa                 52577-0008
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X|. NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State the issuer's revenues for its most recent fiscal year: $6,429,335.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 5, 2003, was $7.57 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

      As of September 5, 2003, there were issued and outstanding 764,111 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2003.

      Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders to be held in October 2003.

      Transitional Small Business Disclosure Format: YES |_|; NO |X|.

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

      At June 30, 2003, the Company had $91.3 million of assets and stockholders' equity of $10.4 million (or 11.4% of total assets).

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

      In April, 2003, the Bank opened a mortgage loan origination office in Pleasant Hill, Iowa which serves Polk County and surrounding areas. The Bank has also received approval from the Office of Thrift Supervision to establish a retail banking office in Pleasant Hill, Iowa which is scheduled to open in the spring of 2004.

      The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one-to-four family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "Originations of Loans and Mortgage-Backed Securities." At June 30, 2003, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

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

      During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 2003, the apartment complex was 95% leased. At June 30, 2003, the Company's equity investment in the project was $110,310, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

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

Market Area

      Horizon Federal primarily serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. The Bank has three offices, two of which are located in Oskaloosa, Iowa and one which is located in Knoxville, Iowa, approximately 25 miles west of Oskaloosa. In 2003 the Bank opened a loan production office in Pleasant Hill, Iowa, a suburb on the East side of Des Moines, Iowa. This office is currently making single family residential construction and end loans in Polk County and surrounding counties. The Bank competes in loan originations and in deposit gathering activities with the ten financial institutions and three credit unions serving its primary market area. See "Competition." The Bank estimates its share of the savings market in its primary market area to be approximately 18%.

      Oskaloosa, Iowa is located in Mahaska County, approximately 60 miles southeast of Des Moines, Iowa. Mahaska County has a population of approximately 22,000. Oskaloosa, with a current population of approximately 10,500, is the county seat and the largest city in Mahaska County. Oskaloosa primarily has an agricultural economy and, to a lesser extent, light industrial and retail economies. Its light industrial economy, however, is mainly agricultural support. Major employers in the area include the Clow Valve Company, the Pella Corporation, Cargill, Vermeer Manufacturing, the V.A. Medical Center, 3-M Company, William Penn University and the Mahaska County Hospital.

      Local economic conditions in the Bank's Mahaska and Marion markets are somewhat sluggish. Some area employers are laying off employees and some are cutting employees' hours from 40 to 32 hours per week. Currently, farm prices for both grain and livestock are volatile but farmers are not struggling. We are currently experiencing decline in some lines of retail business in these markets. Local economic conditions in Polk County are better and offer the Bank a good opportunity to extend its lending area.

      Mahaska and Marion County economic conditions and strong competition may affect the financial condition and results of operations of the Company and the Bank. In the event current economic and market conditions persist or worsen in the Mahaska and Marion County markets, loan demand and existing loans may be affected. No assurances can be given that the Bank will be able to maintain or increase its loan portfolio, which could adversely affect the financial condition and results of operations of the Company and the Bank. Additionally, the establishment of a branch office typically affects net income adversely in the short term until business reaches a level consistent with profitable operations. Conversely, these results could be positively affected by the Bank's expansion of its lending area.

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

      The Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. To a lesser extent, the Bank also originates consumer loans, commercial business loans, commercial and multi-family real estate loans and residential construction loans. See "Originations of Loans and Mortgage-Backed Securities." At June 30, 2003, the Bank's net loan portfolio totaled $65.0 million.

      Several loan officers of the Bank and all members of the Board of Directors serve as Loan Committee members on a rotating basis. At any given time, the approval of at least three directors is required to approve real estate loans over $350,000. Loan Committee approval is currently required for unsecured and secured consumer loans of more than $100,000 and $120,000, respectively, and unsecured and secured commercial business loans of more than $50,000 and $200,000, respectively. The Board of Directors must approve all commercial business loans with a balance exceeding $350,000.

      The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Banks." At June 30, 2003, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $1,310,000, however, at June 30, 2003 the Board of Directors of the Bank had a self-imposed $800,000 general limitation.

      The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

      Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                 At June 30,
                                                  ------------------------------------------------------------------------------
                                                           2003                      2002                        2001
                                                  ---------------------     ----------------------       -----------------------
                                                   Amount       Percent      Amount        Percent        Amount         Percent
                                                  -------       -------     -------        -------       -------         -------
                                                                           (Dollars in Thousands)
Real Estate:
 One-to-four family .......................       $34,975         53.3%     $38,553          58.7%       $41,515          63.0%
 Commercial real estate ...................         7,117         10.9        7,020          10.7          6,703          10.1
 Multi-family .............................           796          1.2        1,363           2.1          1,458           2.2
 Residential construction .................         2,357          3.6        1,475           2.2          1,381           2.1
                                                  -------        -----      -------         -----        -------         -----
     Total real estate loans ..............        45,245         69.0       48,411          73.7         51,057          77.4
                                                  -------        -----      -------         -----        -------         -----

Other Loans:
 Consumer Loans:
  Automobile ..............................         2,996          4.6        3,171           4.8          3,482           5.3
  Home improvement ........................            86           .1          299            .5            361            .5
  Deposit account .........................           297           .4          265            .4            198            .3
  Other ...................................         3,656          5.6        3,121           4.8          2,946           4.5
                                                  -------        -----      -------         -----        -------         -----
     Total consumer loans .................         7,035         10.7        6,856          10.5          6,987          10.6
 Commercial business loans ................        13,308         20.3       10,386          15.8          7,856          12.0
                                                  -------        -----      -------         -----        -------         -----
     Total other loans ....................        20,343         31.0       17,242          26.3         14,843          22.6
                                                  -------        -----      -------         -----        -------         -----
     Total loans receivable, gross ........        65,588        100.0%      65,653         100.0%        65,900         100.0%
                                                                 =====                      =====                        =====

Less:
 Loans in process .........................            --                        --                           --
 Deferred fees and discounts ..............            25                        17                           85
 Allowance for losses .....................           556                       537                          369
                                                  -------                   -------                      -------
 Total loans receivable, net ..............       $65,007                   $65,099                      $65,446
                                                  =======                   =======                      =======

      The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                              At June 30,
                                                                    ----------------------------------------------------------------
                                                                           2003                   2002                  2001
                                                                    ------------------     ------------------     ------------------
                                                                     Amount    Percent      Amount    Percent      Amount    Percent
                                                                    -------    -------     -------    -------     -------    -------
                                                                                         (Dollars in Thousands)
Fixed-Rate Loans:
   Real estate:
     One-to-four family .......................................     $11,826      18.0%     $10,891      16.6%     $11,088      16.8%
     Commercial real estate ...................................       3,318       5.1        2,882       4.4        2,760       4.2
     Multi-family .............................................         796       1.2          854       1.3          897       1.4
     Residential construction .................................       2,357       3.6        1,475       2.2        1,244       1.9
                                                                    -------     -----      -------     -----      -------     -----
       Total fixed-rate real estate loans .....................      18,297      27.9       16,102      24.5       15,989      24.3
                                                                    -------     -----      -------     -----      -------     -----

     Consumer .................................................       6,845      10.4        6,800      10.4        6,927      10.5
     Commercial business ......................................      10,187      15.6        8,676      13.2        7,311      11.1
                                                                    -------     -----      -------     -----      -------     -----
       Total fixed-rate loans .................................      35,329      53.9       31,578      48.1       30,227      45.9
                                                                    -------     -----      -------     -----      -------     -----

Adjustable-Rate Loans:
   Real estate:
     One-to-four family .......................................      23,149      35.3       27,662      42.1       30,427      46.2
     Commercial real estate ...................................       3,799       5.8        4,138       6.3        3,943       6.0
     Multi-family .............................................          --        --          509        .8          561        .8
     Residential construction .................................          --        --           --        --          137        .2
                                                                    -------     -----      -------     -----      -------     -----
       Total adjustable-rate real estate loans ................      26,948      41.1       32,309      49.2       35,068      53.2

     Consumer .................................................         190        .3           56        .1           60        .1
     Commercial business ......................................       3,121       4.7        1,710       2.6          545        .8
                                                                    -------     -----      -------     -----      -------     -----
       Total adjustable-rate loans ............................      30,259      46.1       34,075      51.9       35,673      54.1
                                                                    -------     -----      -------     -----      -------     -----
       Total loans, receivable, gross .........................      65,588     100.0%      65,653     100.0%      65,900     100.0%
                                                                                =====                  =====                  =====

Less:
   Loans in process ...........................................          --                     --                     --
   Deferred fees and discounts ................................          25                     17                     85
   Allowance for loan losses ..................................         556                    537                    369
                                                                    -------                -------                -------
       Total loans receivable, net ............................     $65,007                $65,099                $65,446
                                                                    =======                =======                =======

      The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        Real Estate
                           ----------------------------------------
                                                     Residential                                Commercial
                               Mortgage(1)          Construction            Consumer              Business               Total
                           ------------------    ------------------     -----------------    ------------------     ----------------
                                     Weighted              Weighted              Weighted              Weighted             Weighted
                                      Average               Average               Average               Average              Average
                           Amount      Rate      Amount      Rate       Amount     Rate      Amount      Rate       Amount    Rate
                           ------    --------    ------    --------     ------   --------    ------    --------     ------  --------
                                                                    (Dollars in Thousands)
      Due During
     Years Ending
       June 30,

2004(2) ..............     $11,051     7.02%     $ 2,357     6.41%     $ 1,657     8.02%     $ 5,924     7.62%     $20,989    7.20%
2005 to 2008 .........      14,904     6.79           --       --        4,067     8.14        4,252     7.65       23,223    7.18
2009 and following ...      16,933     7.31           --       --        1,311     7.53        3,132     7.68       21,376    7.38
                           -------               -------               -------               -------               -------
   Total .............     $42,888     7.05%     $ 2,357     6.41%     $ 7,035     8.00%     $13,308     7.64%     $65,588    7.25%
                           =======               =======               =======               =======               =======

----------
(1) Includes one-to-four family, multi-family and commercial real estate mortgage loans.

(2)   Includes demand loans and loans having no stated maturity.

      The total amount of loans that are due after June 30, 2004 and have predetermined interest rates is $29.7 million, while the total amount of loans due after such date with floating or adjustable interest rates is $14.9 million.

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

      The Bank currently originates ARM loans and fixed-rate loans for retention in the Bank's loan portfolio. During the fiscal year ended June 30, 2003 ("fiscal 2003"), the Bank originated $6.0 million of adjustable-rate, one-to-four family real estate loans (including $126,000 of residential construction loans) and $13.8 million of fixed-rate one-to-four family loans (including $3.3 million of residential construction loans). The Bank's one-to-four family residential mortgage originations are primarily in its market area.

      The Bank currently originates adjustable-rate, one-to-four family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans originated for its portfolio are generally originated up to a maximum term of 30 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $10.9 million of fixed-rate loans for sale during fiscal 2003.

      One-to-four family loan originations are generally made in amounts of up to 95% of the appraised value or selling price of the security property, whichever is less. For loans originated with loan-to-value ratios of greater than 80%, the Bank typically requires private mortgage insurance to reduce the Bank's exposure to 80% of the appraised value or selling price of the security property.

      The Bank currently offers one-year, three-year and five-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one-to-four family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 30.3% of the loans secured by one-to-four family real estate originated by the Bank during fiscal 2003 were originated with adjustable rates of interest. See "Originations of Loans and Mortgage-Backed Securities."

      At June 30, 2003, the Bank was not servicing any loans other than loans it originated. As of June 30, 2003, the Bank's residential ARM loan portfolio totaled $23.1 million, or 35.3% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $11.8 million, or 18.0% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates increasing potential losses from defaults.

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

      To supplement loan demand in the Bank's primary market area the Bank purchases mortgage-backed and related securities. The Bank purchased $6.4 million, $4.9 million and $4.6 million of mortgage-backed and related securities during fiscal 2003, the fiscal year ended June 30, 2002 ("fiscal 2002") and the fiscal year ended June 30, 2001 ("fiscal 2001"), respectively. See "Originations of Loans and Mortgage-Backed Securities."

      Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers for the construction of residential homes without an underlying sales contract. At June 30, 2003, the Bank's construction loan portfolio totaled $2.4 million, or 3.6% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

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

      Multi-Family/Commercial Real Estate Lending. Horizon Federal also makes real estate loans secured by multi-family and non-residential properties. Horizon Federal's multi-family residential loans are primarily secured by apartment buildings located within the Bank's market area. The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 2003, $.8 million, or 1.2%, of the Bank's gross loan portfolio consisted of multi-family loans and $7.1 million, or 10.9%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

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

      At June 30, 2003, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $656,500. The Bank had only eight commercial and multi-family real estate loans which exceeded $300,000 at June 30, 2003, all of which were performing in accordance with their repayment terms.

      Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available to one-to-four family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Horizon Federal's current lending guidelines generally require, in the case of loans secured by multi-family or commercial income-producing property, that the property securing such loans generate net cash flow of 125% of debt service after payment of all operating expenses, excluding depreciation, and a loan-to-value ratio of no more than 75%.

      Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 2003, the Bank's consumer loans totaled $7.0 million, or 10.7% of the Bank's gross loan portfolio.

      Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles, home improvement and other personal purposes. The Bank originates consumer loans on both a direct and an indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. Horizon Federal began its indirect lending program in January 1993 with selected automobile dealers located in the Bank's lending area. At June 30, 2003, the outstanding balances on automobile loans and home improvement totaled $3.2 million and $86,000, or 4.9% and .1% of the Bank's gross consumer loan portfolio, respectively.

      In addition, Horizon Federal offers Visa and MasterCard credit cards. Both types of lending generally present more credit risk to the Bank than one-to-four family residential lending. At June 30, 2003, the Bank had $40,000 of credit card loans outstanding and $224,000 of unused credit available under its credit card program.

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

      Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2003, non-performing consumer loans totaled $333,000, or 4.7% of total consumer loans and .5% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

      Commercial Business Lending. The Bank also originates commercial business loans. The Bank offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Most of the Bank's commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At June 30, 2003, commercial business loans totaled $13.3 million, or 20.3% of the Bank's gross loan portfolio.

      The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans may not exceed 75% of the value of the collateral securing the loan.

      The two largest commercial business loans outstanding at June 30, 2003 were a $760,000 business line of credit to a builder of one-to-four family residential properties and a $650,000 business line of credit loan to a trucking company. At June 30, 2003, these lines of credit were performing in accordance with their repayment terms. The Bank had only nine other commercial business loans in excess of $225,000 at June 30, 2003, all of which were performing in accordance with their repayment terms at such date.

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

Originations of Loans and Mortgage-Backed Securities

      The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During each of fiscal 2003, 2002 and 2001 the Bank's dollar volume of fixed rate real estate loan originations exceeded its adjustable-rate real estate loan originations.

      The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal 2003, 2002 and 2001 the Bank purchased $6.4, $4.9 and $4.6 million, respectively, of mortgage-backed and related securities. During fiscal 2003, the Bank funded its purchases of mortgage-backed and related securities primarily with sales and repayments of mortgage loans and mortgage-backed and related securities and customer deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report.

      The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                                                         Year Ended June 30,
                                                                             ------------------------------------------
                                                                               2003             2002             2001
                                                                             --------         --------         --------
                                                                                       (Dollars in Thousands)
Originations by type:
 Adjustable-rate:
  Real estate
   - One-to-four family .......................................              $  5,858         $  7,296         $  6,234
   - Multi-family .............................................                    --               --               --
   - Commercial real estate ...................................                   451            1,504              782
   - Residential construction .................................                   126               --               --
  Non-real estate
   - Consumer .................................................                   178               --               --
   - Commercial business ......................................                 1,083            1,238              515
                                                                             --------         --------         --------
         Total adjustable-rate ................................                 7,696           10,038            7,531
                                                                             --------         --------         --------

 Fixed-rate:
  Real estate
   - One-to-four family .......................................                10,511            8,980            9,186
   - Multi-family .............................................                    --               --              387
   - Commercial real estate ...................................                   950            1,338              366
   - Residential construction .................................                 3,279            3,520            2,294
  Non-real estate
   - Consumer .................................................                 6,116            5,556            4,247
   - Commercial business ......................................                 6,002            4,882            3,618
                                                                             --------         --------         --------
         Total fixed-rate .....................................                26,858           24,276           20,098
                                                                             --------         --------         --------
         Total loans originated ...............................                34,554           34,314           27,629

Total loan purchases ..........................................                    --               --              172
Total loan sales ..............................................               (10,420)         (11,055)          (5,150)
Total loan repayments .........................................               (23,816)         (23,852)         (20,779)
Decrease (increase) in other items, net .......................                  (410)             246            1,157
                                                                             ========         --------         --------
         Net (decrease) increase ..............................              $    (92)        $   (347)        $  3,029
                                                                             ========         ========         ========

      The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.

                                                                         Year Ended June 30,
                                                                 --------------------------------------
                                                                  2003             2002           2001
                                                                 -------         -------        -------
                                                                         (Dollars in Thousands)
    Purchases:
      Mortgage-backed and related securities ................    $ 6,387         $ 4,855        $ 4,660
      Collateralized Mortgage Obligation ....................         --              --             --
                                                                 -------         -------        -------
           Total ............................................    $ 6,387         $ 4,855        $ 4,660
                                                                 =======         =======        =======

    Sales:
      Mortgage-backed and related securities ................         --            (430)          (773)
      Collateralized Mortgage Obligation ....................         --          (2,970)        (2,932)
                                                                 -------         -------        -------
           Total ............................................         --          (3,400)        (3,705)
                                                                 =======         =======        =======

    Repayments:
      Mortgage-backed and related securities ................     (3,874)         (3,284)        (1,099)
      Collateralized Mortgage Obligation ....................       (460)           (605)          (419)
      Net (Amortization)/Accretion MBS and CMOs .............        (72)            (60)           (11)
      Increase/(decrease) in other items, net ...............         52            (117)           626
                                                                 -------         -------        -------
           Net increase/(decrease) ..........................    $ 2,033         $(2,611)       $    52
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

      The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 2003. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                                    Loans Delinquent For:
                         -----------------------------------------------------------------------------------------------------------
                                 30-59 Days                  60-89 Days             90 Days and Over                Total
                         -------------------------  -------------------------  -------------------------  --------------------------
                                        Percent of                 Percent of                 Percent of                  Percent of
                                           Loan                       Loan                       Loan                        Loan
                         Number  Amount  Category   Number  Amount  Category   Number  Amount  Category   Number  Amount   Category
                         ------  ------ ----------  ------  ------ ----------  ------  ------ ----------  ------  ------  ----------
                                                                    (Dollars in Thousands)
Real Estate:
One-to-four family ...     16    $  719      2.1%      13   $  460     1.3%      38    $1,928    5.5%       67    $3,107      8.9%
Multi-family .........      1       344     43.2       --       --      --       --        --     --         1       344     43.2
Commercial real estate      3       133      1.9        4    1,002    14.1       --        --     --         7     1,135     16.0
Consumer .............     21       133      1.9       23      128     1.8       40       332    4.7        84       593      8.4
Commercial business ..     11     1,445     10.8        3      129     1.0        8       395    3.0        22     1,969     14.8
                           --    ------                --   ------               --    ------              ---    ------
   Total .............     52    $2,774      4.3%      43   $1,719     2.6%      86    $2,655    4.1%      181    $7,148     11.0%
                           ==    ======                ==   ======               ==    ======              ===    ======

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. As a matter of policy, the Bank does not generally accrue interest on loans past due 90 days or more. Foreclosed assets include assets acquired in settlement of loans.

                                                            At June 30,
                                                 ------------------------------
                                                  2003        2002        2001
                                                 ------      ------      ------
                                                    (Dollars in Thousands)
Non-accruing loans:
   One-to-four family ......................     $1,928      $1,383      $  966
   Commercial real estate ..................         --          --         122
   Consumer ................................        332         252         253
   Commercial business .....................        395         282          53
                                                 ------      ------      ------
       Total ...............................      2,655       1,917       1,394
                                                 ------      ------      ------

Accruing loans 90 days or more:
   One-to-four family ......................         --          --          --
   Commercial ..............................         --          --          --
                                                 ------      ------      ------
       Total ...............................         --          --          --
                                                 ------      ------      ------

Foreclosed assets:
   One-to-four family ......................         84         206          45
   Commercial real estate ..................        260          --          --
   Consumer ................................         --           4           5
                                                 ------      ------      ------
       Total ...............................        344         210          50
                                                 ------      ------      ------

Total non-performing assets ................     $2,999      $2,127      $1,444
                                                 ======      ======      ======
Total as a percentage of total assets ......       3.28%       2.41%       1.61%
                                                 ======      ======      ======

      For fiscal 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $291,000, of which $133,000 was included in interest income for such period.

      At June 30, 2003, there were no non-performing loans to a single borrower or group of related borrowers in excess of $246,900. At June 30, 2003, there was a $10,000 nonaccruing loan contained in the foregoing table which was not described in "Other Loans of Concern" or "Classified Assets" below.

      Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2003, there was also an aggregate of $254,000 in net book value of loans of which $79,000 were secured by single family residences, $170,000 were secured by commercial real estate and $5,000 were secured consumer loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2003, the Bank had classified a total of $2,737,000 of its assets as substandard, $274,000 as doubtful and $27,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

      At June 30, 2003, total classified assets comprised $3,038,000, or 29.1% of the Bank's capital, or 3.3% of the Bank's total assets.

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 2003, the Bank had an allowance for loan losses of $556,000, or approximately .85% of total loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

      The following table sets forth an analysis of the Bank's allowance for losses on loans.

                                                                                         Year Ended June 30,
                                                                                  ---------------------------------
                                                                                   2003         2002          2001
                                                                                  -----        -----          -----
                                                                                        (Dollars in Thousands)
Balance at beginning of period ........................................           $ 537        $ 369          $ 379

Charge-offs:
   One-to-four family .................................................             (34)        (108)            (2)
   Commercial real estate .............................................              --           --             --
   Commercial business ................................................             (66)          (2)          (161)
   Consumer ...........................................................            (123)         (55)          (127)
                                                                                  -----        -----          -----
     Total charge-offs ................................................            (223)        (165)          (290)
                                                                                  -----        -----          -----

Recoveries:
   One-to-four family .................................................               1           --             --
   Consumer ...........................................................               5            1              4
                                                                                  -----        -----          -----
     Total recoveries .................................................               6            1              4
                                                                                  -----        -----          -----

Net charge-offs .......................................................            (217)        (164)          (286)
Additions charged to operations .......................................             236          332            276
                                                                                  -----        -----          -----
Balance at end of period ..............................................           $ 556        $ 537          $ 369
                                                                                  =====        =====          =====

Ratio of net charge-offs during the period to average loans
outstanding during the period .........................................             .33%         .25%           .44%

      During fiscal 2003, 2002 and 2001, management recorded provisions for loan losses of $236,000, $332,000 and $276,000, respectively. These provisions were primarily the result of charge-offs on loans and foreclosed assets incurred during the periods, as well as a result of management's assessment of additional credit risk associated with the increased level of the Bank's consumer and commercial business portfolios during such periods.

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                 At June 30,
                                  ---------------------------------------------------------------------------
                                         2003                       2002                         2001
                                  --------------------      --------------------        ---------------------
                                               Percent                   Percent                     Percent
                                              of Loans                  of Loans                     of Loans
                                               in Each                   in Each                     in Each
                                              Category                  Category                     Category
                                              to Total                  to Total                     to Total
                                  Amount        Loans       Amount        Loans         Amount        Loans
                                  ------      --------      ------      --------        ------       --------
                                                            (Dollars in Thousands)
One-to-four family....              $122        53.3%        $100         58.7%          $ 62          63.0%
Multi-family..........                 2         1.2            3          2.1              2           2.2
Commercial real estate                29        10.9           22         10.7             44          10.1
Residential construction               7         3.6            4          2.2              5           2.1
Consumer..............               183        10.7          170         10.5            113          10.6
Commercial business...               160        20.3          168         15.8             61          12.0
Unallocated...........                53         ---           70          ---             82           ---
                                    ----       -----         ----        -----           ----         -----
   Total..............              $556       100.0%        $537        100.0%          $369         100.0%
                                    ====       =====         ====        =====           ====         =====

Investment Activities

      Horizon Federal must maintain investments that qualify as liquid assets in order to meet the safety and soundness standards under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements previously imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2003, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.1%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

      The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 2003, the Bank's mortgage-backed and related securities totaled $11.5 million, or 12.6% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

      The Bank's portfolio of Government National Mortgage Association ("GNMA"), FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") certificates consist of modified pass-through mortgage-backed securities that generally represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. Under the OTS risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weighting and FNMA, FHLMC and "AA" or higher-rated mortgage-backed securities have a 20% risk weighting, in contrast to the 50% risk weighting for one-to-four family performing residential mortgage loans.

      OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." The portion of the investment securities portfolio which is held with the intent to hold to maturity is accounted for on an amortized cost basis. Securities which are categorized as available-for-sale are carried at fair value. At June 30, 2003, all of the Bank's investment, mortgage-backed and related securities were classified as available-for-sale.

      The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.

                                                                                               At June 30,
                                                                    ---------------------------------------------------------------
                                                                             2003                  2002                 2001
                                                                    ------------------     -----------------     ------------------
                                                                    Carrying     % of      Carrying    % of      Carrying     % of
                                                                      Value      Total       Value     Total       Value      Total
                                                                    --------     -----     -------     -----     --------     -----
                                                                                           (Dollars in Thousands)
Investment Securities:
   U.S. government securities ..................................     $    --        --%     $   --        --%     $    --        --%
   Federal agency obligations ..................................          --        --          --        --          996      16.9
   Small business administration loans .........................         623       6.8         667       8.9          693      11.7
   Equity securities (1) .......................................       2,406      26.2       1,908      25.6        1,714      29.0
   Corporate Bonds .............................................       2,603      28.3          --        --           --        --
                                                                     -------     -----      ------     -----      -------     -----
     Subtotal ..................................................       5,632      61.3       2,575      34.5        3,403      57.6
   FHLB stock ..................................................         509       5.5         509       6.8          480       8.1
                                                                     -------     -----      ------     -----      -------     -----
     Total investment securities and FHLB stock ................       6,141      66.8       3,084      41.3        3,883      65.7
Other Interest-Earning Assets:
   Interest-bearing deposits with banks ........................       3,049      33.2       4,374      58.7        2,028      34.3
                                                                     -------     -----      ------     -----      -------     -----
     Total .....................................................     $ 9,190     100.0%     $7,458     100.0%     $ 5,911     100.0%
                                                                     =======     =====      ======     =====      =======     =====

   Average remaining life or term to repricing
   of investment securities and other interest-
   earning assets excluding FHLB stock .........................          1.43 years             1.20 years            2.18 years

Mortgage-Backed and Related Securities:
   CMOs ........................................................     $    --       --%      $  462       4.9%     $ 4,129      34.0%
   FHLMC .......................................................       1,021       8.8          --        --          437       3.6
   FNMA ........................................................       6,737      58.4       3,077      32.3          696       5.7
   GNMA ........................................................       3,786      32.8       5,972      62.8        6,859      56.6
   Other (2) ...................................................          --        --          --        --            1        .1
                                                                     -------     -----      ------     -----      -------     -----
     Total mortgage-backed and related
     securities ................................................     $11,544     100.0%     $9,511     100.0%     $12,122     100.0%
                                                                     =======     =====      ======     =====      =======     =====

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

                                                                                      At June 30, 2003
                                                       --------------------------------------------------------------------------
                                                       Less Than      1 to 5       5 to 10    Over 10       Total Debt Investment
                                                        1 Year         Years         Years     Years             Securities
                                                       ---------     --------      --------   --------      ---------------------
                                                       Carrying      Carrying      Carrying   Carrying       Book          Market
                                                         Value         Value         Value      Value        Value         Value
                                                       --------      --------      --------   --------      ------         ------
                                                                                  (Dollars in Thousands)
U.S. government securities .....................         $  --         $  --         $  --      $ --          $ --          $ --
Federal agency obligations .....................            --            --            --        --            --            --
Small business administration loans ............            --            --            --       623           623           623
                                                         -----         -----         -----      ----          ----          ----
Total ..........................................         $  --         $  --         $  --      $623          $623          $623
                                                         =====         =====         =====      ====          ====          ====
Weighted average yield .........................            --%           --%           --%     7.88%         7.88%         7.88%

      The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 2003; however, the expected average life to maturity of this portfolio is generally two to ten years.

                                                                   Due in                                  At
                                          ------------------------------------------------------        June 30,
                                                          1 to           5 to            10 and           2003
                                          Less than     Less than      Less than          Over          Balance
                                           1 Year        5 Years       10 Years           Years       Outstanding
                                          ---------     ---------      ---------         -------      ------------
                                                                 (Dollars in Thousands)
FHLMC .......................               $ --           $ --          $   --          $ 1,021         $ 1,021
FNMA ........................                 --             --           1,044            5,693           6,737
GNMA ........................                 --             --              --            3,786           3,786
CMOs ........................                 --             --              --               --              --
                                            ----           ----          ------          -------         -------
Total .......................               $ --           $ --          $1,044          $10,500         $11,544
                                            ----           ----          ======          =======         =======

      At June 30, 2003, the Bank's portfolio of investment and mortgage-backed securities contained two mutual funds of one issuer with an aggregate book value of $1.3 million, or 15.4% of the Bank's stockholders' equity, and five corporate bonds of various issuers with an aggregate book value of $2.5 million, or 30.1% of the Bank's stockholders' equity. There were no other securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding securities issued by the U.S. government or its agencies.

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

      Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities including purchases of mortgage-backed securities. At June 30, 2003, the Bank had total FHLB advances of $5.5 million.

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

                                                                                 At June 30,
                                                     --------------------------------------------------------------------
                                                            2003                     2002                     2001
                                                     ------------------       ------------------       ------------------
                                                     Amount     Percent       Amount     Percent       Amount     Percent
                                                     ------     -------       ------     -------       ------     -------
                                                                           (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand ............................      $ 1,637        2.2%      $ 1,315        1.8%      $   942        1.4%
Checking Accounts (0% to .75%) ...............        9,925       13.3         9,151       12.7         7,737       11.1
Savings Accounts (.75% to 1.5%) ..............       32,720       44.0        31,754       44.2        23,681       33.9
Money Market Accounts (0%) ...................          213         .3           362         .5           313         .4
                                                    -------      -----       -------      -----       -------      -----

Total Non-Certificates .......................       44,495       59.8        42,582       59.2        32,673       46.8
                                                    -------      -----       -------      -----       -------      -----

Certificates:

0.00 - 3.99% .................................       19,116       25.7%       13,197       18.3%        1,486        2.1%
4.00 - 4.99% .................................        5,219        7.0         8,499       11.8         8,893       12.7
5.00 - 5.99% .................................        4,981        6.7         4,171        5.8         7,695       11.0
6.00 - 6.99% .................................          612         .8         3,485        4.8        14,147       20.3
7.00 - 7.99% .................................           --         --            20         .1         4,978        7.1
                                                    -------      -----       -------      -----       -------      -----

Total Certificates ...........................       29,928       40.2        29,372       40.8        37,199       53.2
                                                    -------      -----       -------      -----       -------      -----
Total Deposits ...............................      $72,423      100.0%      $71,954      100.0%      $69,872      100.0%
                                                    =======      =====       =======      =====       =======      =====

      The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2003.

                                          0.00-          3.00-         4.00-         5.00-        6.00%                      Percent
                                          2.99%          3.99%         4.99%         5.99%       or more       Total        of Total
                                         -------        ------        ------        ------       -------      -------       --------
                                                                           (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 2003 ...............       $ 2,767        $  100        $2,925        $   98        $164        $ 6,054         20.23%
December 31, 2003 ................         4,123           805            90            --         392          5,410         18.08
March 31, 2004 ...................         2,904           241           188            --          56          3,389         11.32
June 30, 2004 ....................         1,291           232           123            47          --          1,693          5.66
September 30, 2004 ...............         1,100           498            82            26          --          1,706          5.70
December 31, 2004 ................           935           354            --            13          --          1,302          4.35
March 31, 2005 ...................           909           163            --           112          --          1,184          3.95
June 30, 2005 ....................           611           238             4           102          --            955          3.19
Thereafter .......................           523         1,322         1,807         4,583          --          8,235         27.52
                                         -------        ------        ------        ------        ----        -------        ------

Total ............................       $15,163        $3,953        $5,219        $4,981        $612        $29,928         100.0%
                                         =======        ======        ======        ======        ====        -------        ======

Percent of total .................         50.67%        13.21%        17.44%        16.64%       2.04%         100.0%
                                         -------        ------        ------        ------        ----        =======

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

                                                                                    Maturity
                                                           ------------------------------------------------------------
                                                                           Over        Over
                                                           3 Months       3 to 6      6 to 12      Over 12
                                                            or Less       Months       Months       Months       Total
                                                           --------       ------      --------     -------      -------
                                                                               (Dollars in Thousands)
Certificates of deposit of less than
$100,000 .........................................          $4,902        $4,950       $4,682      $12,155      $26,689

Certificates of deposit of
$100,000 or more .................................             702           461          400        1,226        2,789

Public funds(1) ..................................             150           300           --           --          450
                                                            ------        ------       ------      -------      -------

Total certificates of deposit ....................          $5,754        $5,711       $5,082      $13,381      $29,928
                                                            ======        ======       ======      =======      =======

----------
(1)   Deposits from governmental and other public entities.

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

      The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                         Year Ended June 30,
                                                    ----------------------------
                                                     2003      2002       2001
                                                    ------    ------     -------
                                                       (Dollars in Thousands)

      Maximum Balance:
          FHLB advances ....................        $5,568    $8,591     $10,006

      Average Balance:
          FHLB advances ....................        $5,556    $6,747     $ 9,756

      The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                      At June 30,
                                        ---------------------------------------
                                           2003           2002           2001
                                        ---------      ---------      ---------
                                                 (Dollars in Thousands)

      FHLB advances ................    $   5,545      $   5,571      $   9,593
                                        =========      =========      =========

      Weighted average interest
      rate of FHLB advances ........         5.21%          5.21%          5.49%

Subsidiary Activities

      As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.8 million at June 30, 2003, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $101,000. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

      Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of investment products to customers of Horizon Federal. For the fiscal year ended June 30, 2003, HISI had a net income of $8,600.

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

      USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act").

      The SOA creates an independent auditing-oversight board under the SEC. It also increases penalties for corporate wrongdoers, forces faster and more extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The SOA also contains separate provisions that require signed certifications to be made by the chief executive officer and the chief financial officer of all public companies, and provides criminal penalties of up to $1.0 million and imprisonment of up to 10 years for an officer that provides a certification knowing it to be untrue.

      The SOA also addresses functions and responsibilities of audit committees of public companies. Each audit committee is directly responsible for the appointment, compensation and oversight of the work of the Company's outside auditors, and the auditors must report directly to the audit committee. Each audit committee member must be independent, which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the Company or be affiliated with the Company or any of its subsidiaries. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the Company's accounting, accounting controls or auditing matters. These procedures would include enabling the Company's employees to transmit concerns regarding questionable accounting or auditing matters by confidential, anonymous submission. In recognition of the audit committee's independent status, each audit committee is authorized to engage independent counsel and other advisors. The Company must also provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee.

      Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings banks, such as Horizon Federal. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 30, 2002 and June 30, 2001, respectively. Under agency scheduling guidelines, another review is scheduled for October 20, 2003. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves and take other corrective actions. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for fiscal 2003 was $28,600.

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

      The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, the Bank's lending limit under this restriction was approximately $1.3 million.

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

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2003, the Bank was classified as a well-capitalized institution.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2003, the Bank did not have any intangible assets or purchased mortgage servicing rights.

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

      At June 30, 2003, the Bank had tangible capital of $8.2 million, or 9.2% of adjusted total assets, which is approximately $6.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also effectively require core capital equal to at least 3% to 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2003, the Bank had no intangible assets which were subject to these tests. At June 30, 2003, the Bank had core capital equal to $8.2 million, or 9.2% of adjusted total assets, which is $4.6 million above the minimum leverage ratio requirement of 4% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2003, the Bank had no capital instruments that qualify as supplementary capital, and $529,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Horizon Federal had no exclusions from capital and assets at June 30, 2003.

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

      On June 30, 2003, the Bank had total capital of $8.7 million (including $8.2 million in core capital and $529,000 in qualifying supplementary capital) and risk-weighted assets of $61.7 million (including $1.17 million in converted off-balance sheet assets); or total capital of 14.1% of risk-weighted assets. This amount was $3.8 million above the 8% requirement in effect on that date.

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

      Release from Supervisory Agreement. The Bank was required to enter into a Supervisory Agreement with the OTS on August 27, 1999. The Supervisory Agreement generally required the Bank to (i) comply with specified federal laws and regulations regarding management and financial policies, the establishment and maintenance of records and interest-risk management policies and procedures and to (ii) take certain corrective actions regarding the disposal of certain of the Bank's securities classified as high-risk, the maintenance of at least a moderate level of interest rate risk, the prior receipt of a "no objection" from the OTS before the Bank buys, exchanges or otherwise changes positions with any security it owns, and the development of loan underwriting policies and procedures. Following regulatory examination, the Bank was released by OTS from the Supervisory Agreement as of November, 2002.

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

      Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At June 30, 2003, the Bank met the test and has always met the test since its effectiveness.

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

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance for June 2002 and received a rating of "outstanding."

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2003, the Bank had $509,200 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For fiscal 2003 and 2002, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $15,300 and $17,000 respectively. The $3,850 dividend received in June 2003 for FHLB's quarter ended May 31, 2003 reflects an annualized rate of 3%, .52% less than the average rate for fiscal 2002. Over the past five fiscal years such dividends have averaged 5.1% per annum. Recently, the FHL Bank System has been under pressure by its regulator to register its stock with the SEC, which may increase the FHLB of Des Moines' dividend if the proposal is approved. In addition, the FHLB of Des Moines recently adopted a new capital plan changing the components of its capital stock structure. It is uncertain what effect, if any, the new capital plan will have on the Bank.

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

      In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income for fiscal years before fiscal 2001 and 100% for fiscal 2001 and 2002.

      To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2003, the Bank's Excess for tax purposes totaled approximately $1.3 million.

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

      Iowa Taxation. Iowa imposes a franchise tax on the taxable income of both mutual and stock savings banks. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax payments and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax. For Iowa state tax purposes, the Company and Horizon Investment Services, Inc. file income tax returns and the Bank files a franchise tax return.

      Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Effect of New Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction was issued April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provision of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effect of implementation of this Statement was not material.

      SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)

Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

      In October 2002, SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by SFAS No. 72, was issued. SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets (such as core deposit intangibles). The effects of implementation on the Company's financial statements were not material.

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and were not material to the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in these financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity of the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The impact of adopting FIN 46 will not be material as the Company does not presently have any variable interest entities.

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS No. 149 as indicated above and such adoption is not expected to have a material effect on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company will adopt SFAS No. 150 on July 1, 2003 and such adoption is not expected to have a material effect on its financial position or results of operations.

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

      The Bank serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa. There are nine commercial banks, one savings bank, other than Horizon Federal, and three credit unions which compete for deposits and loans in Horizon Federal's primary market area. The Bank estimates its share of the savings market in its primary market area to be approximately 18%.

Employees

      At June 30, 2003, the Bank had a total of 33 full-time and 7 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

      The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

      Vicki Hladik - Ms. Hladik, age 42, joined Horizon Federal in 1995 as Assistant Treasurer and was promoted to Controller and Treasurer of the Bank in 2001 and Chief Financial Officer in 2002. Ms. Hladik is in charge of the accounting department of the Bank.

      Kent R. Frankenfeld - Mr. Frankenfeld, age 46, joined the Bank in October 1994, as Vice President in charge of Marketing and Sales. Mr. Frankenfeld is department head for the retail division of the Bank.

Item 2. Description of Property

      The Bank conducts its business through three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 2003. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2003 was approximately $1.97 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

                                              Date       Total Approximate
                 Location                   Acquired      Square Footage
      ----------------------------          --------     -----------------
      Main Office:                             1964             4,230
         301 First Avenue East
         Oskaloosa, Iowa

      Branch Offices:
         509 A Avenue West                     1992             3,277
         Oskaloosa, Iowa

         1022 West Pleasant Street             1979             4,159
         Knoxville, Iowa

      Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company in Oskaloosa and Knoxville, Iowa.

      In April 2003, the Bank opened a mortgage loan origination office in Pleasant Hill, Iowa which serves Polk County and surrounding areas. The Bank has also received approval from the

Office of Thrift Supervision to establish a retail banking office in Pleasant Hill, Iowa which is scheduled to open in the spring of 2004.

Item 3. Legal Proceedings

      Horizon Federal is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Horizon Federal in the proceedings, that the resolution of these proceedings should not have a material effect on Horizon Federal's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Page 48 of the attached 2003 Annual Report to Stockholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan.

      The following table provides information as of June 30, 2003 related to our equity compensation plans in effect at that time.

                                            Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------
                                Number of Securities to be    Weighted-average Exercise      Number of securities
                                  Issued Upon Exercise of       Price of Outstanding        Remaining Available for
                                   Outstanding Options,         Options, Warrants and        Future Issuance Under
        Plan Category               Warrants and Rights                Rights              Equity Compensation Plans
--------------------------------------------------------------------------------------------------------------------
  Equity Compensation Plans
 Approved by Security Holders             31,800                        $5.50                        ____
--------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not
 Approved by Security Holders             ______                        _____                        ____
--------------------------------------------------------------------------------------------------------------------
            Total                         31,800                        $5.50                        ____
--------------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operation

      Pages 4 through 18 of the attached 2003 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Financial Statements


      The following information appears in the Company's 2003 Annual Report to Stockholders for fiscal 2003, and is incorporated herein by reference.

Annual Report Section                                           Pages in Annual Report
---------------------                                           ----------------------
Independent Auditors' Report                                              20

Consolidated Balance Sheets as of June 30, 2003 and 2002                  21

Consolidated Statements of Operations for the Years Ended
June 30, 2003, 2002 and 2001                                              22

Consolidated Statements of Changes in Stockholders' Equity
and Comprehensive Income for Years Ended
June 30, 2003, 2002 and 2001                                              23

Consolidated Statements of Cash Flows for Years Ended
June 30, 2003, 2002 and 2001                                              24

Notes to Financial Statements                                             25

      With the exception of the aforementioned information, the Company's Annual Report to Stockholders for fiscal 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 8A. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30,2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act 1934 is recorded processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

      Information concerning Directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on October 23, 2003, a copy of which was filed with the Securities and Exchange Commission (the "SEC") on September 23, 2003.

Executive Officers

      Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I under the caption "Employees" of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

      Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2003, a copy of which was filed with the SEC on September 23, 2003.

Item 10. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2003, a copy of which was filed with the SEC on September 23, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2003, a copy of which was filed on September 23, 2003.

Item 12. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 23, 2003, a copy of which was filed on September 23, 2003.

Item 13. Exhibits and Reports on Form 8-K

      (a)   Exhibits - See Index to Exhibits.

      (b) Reports on Form 8-K - The following is a description of the Form 8-K filed during the three-month period ended June 30, 2003:

                  On April 25, 2003, a current report of Form 8-K was filed to announce the results of operations and the financial position of the Company as of, and for the three months ended, March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HORIZON FINANCIAL SERVICES
                                            CORPORATION


Date: September 29, 2003                By: /s/ Robert W. DeCook
     -------------------                        --------------------------------
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


     /s/ Robert W. DeCook                        /s/ Thomas L. Gillespie
-----------------------------------------      ---------------------------------
Robert W. DeCook, Director, President and      Thomas L. Gillespie, Director and
Chief Executive Officer (Principal             Vice President
 Executive Officer)

Date: September 29, 2003                       Date: September 29, 2003
     ------------------------------------            ---------------------------


     /s/ Gary L. Rozenboom                       /s/ Michael F. Cooney, III
-----------------------------------------      ---------------------------------
Gary L. Rozenboom, Director                    Michael F. Cooney, III, Director

Date: September 29, 2003                       Date: September 29, 2003
     ------------------------------------            ---------------------------


     /s/ Norman P. Zimmerman                     /s/ Vicki Hladik
-----------------------------------------      ---------------------------------
Norman P. Zimmerman, Director                  Vicki Hladik, Treasurer and
                                               Chief Financial Officer

Date: September 29, 2003                       Date: September 29, 2003
     -------------------------------                ----------------------------

                                Index to Exhibits

Exhibit
 Number                             Document
--------    --------------------------------------------------------------------

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

  13        Annual Report to Stockholders

  21        Subsidiaries of the Registrant

  23        Consent of KPMG

  31.1 Certification of Robert W. DeCook pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  31.2 Certification of Vicki Hladik pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  32        Certifications of Robert W. DeCook and Vicki Hladik pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.