Form 10QSB
period 2003-09-30
HORIZON FINANCIAL SERVICES CORP
filed 2003-11-13
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-24036

Horizon Financial Services Corporation
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

42-1419757
(I.R.S. Employer Identification No.)

301 First Avenue East, Oskaloosa, Iowa                    52577
(Address of principal executive offices)               (Zip Code)

(641)673-8328
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock                         769,071
                     ------------                   -----------------------
                        Class                       Shares Outstanding
                                                    as of October 31, 2003

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX

Part I.  Financial Information                                             Page
                                                                           ----

         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2003 and
         June 30, 2003                                                         1

         Consolidated Statements of Operations for the three
         months ended September 30, 2003 and 2002                              2

         Consolidated Statements of Comprehensive Income for
         the three months ended September 30, 2003 and 2002                    3

         Consolidated Statements of Cash Flows for the three
         months ended September 30, 2003 and 2002                              4

         Notes to Consolidated Financial Statements                            5

         Item 2.  Management's Discussion and Analysis                         7

         Item 3.  Controls and Procedures                                     14

Part II. Other Information                                                    15

         Signatures                                                           16

         Index of Exhibits                                                    17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                                   September 30,          June 30,
Assets                                                                 2003                 2003
------                                                             ------------         ------------
                                                                    (Unaudited)
Cash and cash equivalents                                          $  5,672,795         $  5,303,912
Securities available-for-sale                                        15,724,074           17,176,190
Loans receivable, net                                                66,923,539           65,006,810
Real estate                                                             671,536              638,658
Stock in Federal Home Loan Bank, at cost                                436,100              509,200
Office property and equipment, net                                    2,021,152            1,971,871
Accrued interest receivable                                             610,065              567,301
Deferred tax asset                                                      141,925               60,000
Accrued income tax receivable                                                --               42,282
Prepaid expenses and other assets                                       162,600               46,109
                                                                   ------------         ------------

     Total assets                                                  $ 92,363,786         $ 91,322,333
                                                                   ============         ============

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                           $ 74,958,363         $ 74,422,752
Advances from Federal Home Loan Bank                                  5,907,500            5,545,115
Advance payments by borrowers for taxes and insurance                    (3,080)             347,265
Accrued income taxes payable                                            146,169                   --
Accrued expenses and other liabilities                                  650,144              563,151
                                                                   ------------         ------------

     Total liabilities                                               81,659,096           80,878,283
                                                                   ------------         ------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares; none issued                                                     --                   --
Common stock, $.01 par value, authorized 1,500,000
     shares; 1,046,198 shares issued                                     10,462               10,462
Additional paid-in capital                                            5,025,598            5,025,598
Retained earnings, substantially restricted                           7,806,129            7,498,305
Treasury stock, at cost, (282,187 and 297,267 shares
     at September 30, 2003 and June 30, 2003, respectively)          (2,147,630)          (2,237,884)
Accumulated other comprehensive gain- net
     unrealized gain on securities available-for-sale                    10,131              147,569
                                                                   ------------         ------------

     Total stockholders' equity                                      10,704,690           10,444,050
                                                                   ------------         ------------

Total liabilities and stockholders' equity                         $ 92,363,786         $ 91,322,333
                                                                   ============         ============

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Operations

                                                                   Three Months Ended
                                                                      September 30,
                                                                  2003              2002
                                                                  ----              ----
Interest income:                                                       (Unaudited)
  Loans                                                        $1,264,779        $ 1,325,106
  Investment securities available-for-sale                        151,546            135,066
  Other interest income                                             6,120             22,889
                                                               ----------        -----------

Total interest income                                           1,422,445          1,483,061
                                                               ----------        -----------

Interest expense:
  Deposits                                                        348,938            478,779
  Advances from Federal Home Loan Bank                             74,246             71,144
                                                               ----------        -----------

Total interest expense                                            423,184            549,923
                                                               ----------        -----------

Net interest income                                               999,261            933,138

Provision for losses on loans                                      60,000             80,800
                                                               ----------        -----------

Net interest income after provision for losses on loans           939,261            852,338
                                                               ----------        -----------

Non-interest income:
  Fees, commissions and service charges                           178,745            161,261
  Gain on sale of securities, net                                 100,901             14,984
  Gain on sale of mortgage loans                                   29,028             12,636
  Impairment loss on equity securities                                 --           (161,662)
                                                               ----------        -----------

Total non-interest income                                         308,674             27,219
                                                               ----------        -----------

Non-interest expense:
  Compensation, payroll taxes and employee benefits               391,777            334,100
  Advertising                                                      35,443             15,560
  Office property and equipment                                   122,765             82,622
  Federal insurance premiums and special assessments                3,049              3,126
  Data processing services                                         49,900             55,493
  Other real estate                                                24,463             12,423
  Other                                                            76,083             83,940
                                                               ----------        -----------

Total non-interest expense                                        703,480            587,264
                                                               ----------        -----------

Earnings before taxes                                             544,455            292,293

Taxes                                                             188,450             93,000
                                                               ----------        -----------

Net earnings                                                   $  356,005        $   199,293
                                                               ==========        ===========

     Basic and diluted earnings per common share               $     0.47        $      0.26
                                                               ==========        ===========

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                                            Three Months Ended
                                                                               September 30,
                                                                           2003              2002
                                                                         ---------         --------
                                                                                (Unaudited)
Net income                                                               $ 356,005         $199,293

Other Comprehensive Income:
      Unrealized (losses) gains on securities available-for-sale:
          Unrealized holding (losses) gains arising
            during the period, net of tax                                  (74,173)           5,102
      Reclassification adjustment for net (gains) losses
            included in income, net of tax                                 (63,265)          91,967
                                                                         ---------         --------

Other comprehensive (loss) income, net of tax                             (137,438)          97,069
                                                                         ---------         --------

Comprehensive income                                                     $ 218,567         $296,362
                                                                         =========         ========

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                 Three months ended
                                                                                    September 30,
                                                                               2003                2002
                                                                               ----                ----
Cash flows from operating activities:                                                (Unaudited)
Net earnings                                                               $   356,005         $   199,293
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation                                                                  49,696              27,844
  Amortization of fees, premiums, and accretion of discounts, net               45,904              17,582
  Provision for losses on loans                                                 60,000              80,800
  Loans originated for sale                                                 (5,590,590)         (2,515,280)
  Proceeds on sales of loans                                                 5,025,240           1,994,616
  Gain on sale of mortgage loans                                               (29,028)            (12,636)
  Gain on sale of securities                                                  (100,901)            (14,984)
  Gain on sale or disposal of fixed assets                                         (55)                 --
  Impairment losses on securities                                                   --             161,662
  Reinvested dividends                                                         (18,117)                 --
  (Increase) decrease in accrued interest receivable                           (42,764)             16,260
  Increase (decrease) in accrued taxes receivable/payable                      188,451            (238,134)
  Other, net                                                                   (29,498)            129,064
                                                                           -----------         -----------

Net cash used in operating activities                                          (85,477)           (153,913)
                                                                           -----------         -----------

Cash flows from investing activities:
  Securities available-for-sale:
     Purchases                                                              (2,048,053)         (2,697,946)
     Proceeds from sale                                                      1,510,061             701,071
     Proceeds from maturity and principal collected                          1,843,859             932,331
  Loans to customers, net                                                   (1,415,229)           (366,738)
  Proceeds from sale of real estate                                                 --             190,386
  Proceeds from sale of Federal Home Loan Bank stock                            73,100                  --
  Purchases of office property and equipment                                   (98,922)            (51,271)
                                                                           -----------         -----------

Net cash used in investing activities                                         (135,364)         (1,292,167)
                                                                           -----------         -----------

Cash flows from financing activities:
  Increase in deposits                                                         535,611           1,683,471
  Principal payments on advances from Federal Home Loan Bank                  (345,115)             (7,951)
  Proceeds from advances from Federal Home Loan Bank                           707,500                  --
  Decrease in advance payments by borrowers for taxes and insurance           (350,345)           (364,329)
  Exercise of stock options                                                     83,489                  --
  Treasury stock acquired                                                       (1,300)                 --
  Payment of dividends                                                         (40,116)            (37,659)
                                                                           -----------         -----------

Net cash provided by financing activities                                      589,724           1,273,532
                                                                           -----------         -----------

Net increase (decrease) in cash and cash equivalents                           368,883            (172,548)

Cash and cash equivalents at beginning of period                             5,303,912           8,124,566
                                                                           -----------         -----------
Cash and cash equivalents at end of period                                 $ 5,672,795         $ 7,952,018
                                                                           ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                              $   360,578         $   402,631
     Taxes                                                                          --             331,134
  Noncash investing and financing activities:
     Transfers from loans to real estate, net                              $    32,878         $        --
                                                                           ===========         ===========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION

1. BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 2003 and 2002 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2003 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2003. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Horizon Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiary, Horizon Investment Services, Inc. The principal business activity of Horizon Investment Services, Inc. is to offer and sell to clients of the Bank investment products including insurance, mutual funds, equities, and real estate investment trusts. All material intercompany accounts and transactions have been eliminated.

3. EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three month periods ended September 30, 2003 and 2002:

                                                               Three Months Ended
                                                                 September 30,
                                                              2003            2002
                                                            --------        --------
                                                                  (Unaudited)
Net earnings                                                $356,005        $199,293
                                                            ========        ========

Basic earnings per share:

Weighted average number of common shares outstanding         753,549         753,182
                                                            --------        --------

Earnings per common share - basic                           $   0.47        $   0.26
                                                            ========        ========

Diluted earnings per share:
       Weighted average common shares outstanding            753,549         753,182

       Assumed incremental option shares
          using the treasury stock method                      8,788          17,935
                                                            --------        --------

Common and common equivalent shares outstanding              762,337         771,117
                                                            ========        ========

Earnings per common share - diluted                         $   0.47        $   0.26
                                                            ========        ========

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

The Company's results of operations are also affected by, among other things, fee income received, loss or gain on securities available-for-sale, the establishment of provisions for probable loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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

Local economic conditions in the Bank's Mahaska and Marion County markets are improving slightly during a sluggish period. Currently, farm prices for both grain and livestock are improving, so farmers are not struggling. Mahaska and Marion County markets are currently experiencing a decline in some lines of retail business. Economic conditions in Polk County are better and offer the Bank a good opportunity to extend its lending area through the Bank's new loan production office in Pleasant Hill. However, in the event current economic and market conditions persist or worsen in the Mahaska and Marion County markets, loan demand and existing loans may be affected, which could adversely affect the financial condition and the results of operations of the Company and the Bank.

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

FINANCIAL CONDITION

The Company's total assets increased $1.04 million, or 1.14%, from $91.3 million at June 30, 2003 to $92.4 million at September 30, 2003. This increase is primarily attributable to an increase in loans receivable, net, of $1.9 million, from $65.0 million at June 30, 2003 to $66.9 million at September 30, 2003 and an increase in cash and cash equivalents of $369,000. Offsetting this increase was a decrease in securities available-for-sale of $1.4 million, or 8.56%, from $17.2 million at June 30, 2003 to $15.7 million at September 30, 2003, as the Bank's mortgage-backed securities in the available-for-sale portfolio experienced large principal prepayments.

Total liabilities increased $781,000, or 1.0%, from $80.9 million at June 30, 2003 to $81.7 million at September 30, 2003 as deposits continued to increase this quarter from $74.4 million at June 30, 2003 to $75.0 million at September 30, 2003, a $535,600 increase. Accompanying this increase was a $362,400 increase in advances from Federal Home Loan Bank ("FHLB") and increased accrued income taxes of

$146,000. Offsetting this increase, in part, was a $350,000 decrease in advance payments by borrowers for taxes and insurance. Total stockholders' equity increased 2.5%, or $260,600, the result of increased retained earnings of $308,000 and decreased treasury stock of $90,250. Accumulated other comprehensive gain decreased $137,400. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts, and to a lesser extent, gain or losses on sale of securities. The principal components of the Company's non-interest expense has historically been compensation and related expense, as well as property and equipment expense.

Comparison of three month periods ended September 30, 2003 and September 30,
2002

GENERAL

Net earnings increased $156,700 to $356,000 for the three month period ended September 30, 2003 from $199,300 for the three month period ended September 30, 2002. This 78.6% increase in net earnings for the three month period ended September 30, 2003 over the comparable period in 2002 was primarily attributable to the recognition of a $161,660 impairment loss in the 2002 period of an equity security. Net interest income increased, both before and after provisions for losses on loans, as interest paid on deposits declined, but was offset in part by decreased interest income. As a result, net interest income improved by $66,000, increasing from $933,000 for the three month period ended September 30, 2002 to $999,000 for the three month period ended September 30, 2003. Non-interest expense increased 19.8%, rising from $587,300 to $703,500 for the two comparable periods, respectively. Basic and fully-diluted earnings per common share increased 80.77% from $.26 for the three month period ended September 30, 2002 to $.47 for the three month period ended September 30, 2003. This increase is primarily due to increased net earnings. The Company's outstanding shares of common stock increased from 748,931 to 764,011 during the period.

INTEREST INCOME

Interest income decreased $60,600 to $1,422,400 for the three month period ended September 30, 2003 compared to $1,483,000 for the three month period ended September 30, 2002. The decrease was primarily the result of a 44 basis point decrease in the weighted average yield on average interest-earning assets to 6.49% for the three month period ended September 30, 2003 as compared to 6.93% for the same period in 2002. Average net loans receivable increased $539,400, but the weighted average yield on loans decreased 43 basis points to 7.64% from 8.07% resulting in an overall decrease in interest on loans of $60,300. Other interest income decreased $16,800 to $6,000 for the three month period ended September 30, 2003 compared to $22,900 for the three month period ended September 30, 2002. The average outstanding balance of other interest earning assets decreased $2.07 million for the three month period ended September 30, 2003 as compared to the same period in 2002. The weighted average yield on other interest earning assets decreased 120 basis points from 1.45% to .25% for the period ended September 30, 2003 as compared to the 2002 period.

Interest on securities available-for-sale increased $16,500, or 12.2%, as average balances increased $3.7 million for the three month period ended September 30, 2003 to $16.0 million from $12.3 million for the same period in 2002. Weighted average yield for the September 30, 2003 period decreased 36 basis points to 3.78% from 4.14% for the comparable period in 2002 as a result of large principal prepayment on mortgage-backed securities, sale and purchase activities in the available-for-sale portfolio and reduced rates on investments due to market conditions.

INTEREST EXPENSE

Interest expense decreased $127,000, or 23.1%, to $423,000 for the three month period ended September 30, 2003 compared to $550,000 for the three month period ended September 30, 2002. Weighted average interest-bearing liabilities increased $2.2 million for the three month period ended September 30, 2003 as compared to the same period in 2002, but a reduced weighted average rate of 61 basis points for the 2003 period as compared to the same period in 2002 created the decrease in interest expense for the quarter. Interest on deposits decreased $130,000 for the three month period ended September 30, 2003 to $349,000 from $479,000 for the same period ended September 30, 2002. Weighted average rate paid on deposits for the three month period ended September 30, 2003 was 1.87% compared to 2.63% for the period ended 2002.

Interest on FHLB advances and other borrowings increased slightly to $74,000 from $71,000 for the three month period ended September 30, 2003 as compared to the same period in 2002. Average borrowings increased $244,000 for the three month period ended September 30, 2003 as compared to the same period in 2002 and the weighted average rate paid on borrowings remained constant at 5.11%.

NET INTEREST INCOME

Net interest income increased $66,000 to $999,000 for the three month period ended September 30, 2003 from $933,000 for the three month period ended September 30, 2002. The Company's annualized net interest margin for the three month period ended September 30, 2003 was 4.56% compared to 4.36% for the period ended September 30, 2002. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities decreased to 109.01% for the three month period ended September 30, 2003 from 109.44% for the three month period ended September 30, 2002. The interest rate spread between interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 2003 was 4.39% and the interest rate spread for the comparable period ended September 30, 2002 was 4.12%.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is based on management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $60,000 for the three month period ended September 30, 2003 compared to $80,800 for the same period ended September 30, 2002. As of September 30, 2003, non-performing assets totaled $3,463,000 or 3.75% of total assets, compared to $2,998,000 or 3.28% of total assets as of June 30, 2003. As of September 30, 2003, the Company's allowance for losses on loans was $594,000, representing 17.2% of non-performing assets and .89% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach to maintain the allowance for loan losses at a level consistent with the Company's loss experience and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated value. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. In addition, federal regulators may require additional reserves as a result of their examination of the Company. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NON-INTEREST INCOME

Non-interest income increased $281,500 to $308,700 for the three months ended September 30, 2003 from $27,200 for the same period ended September 30, 2002. The increase was primarily attributable to a $161,662 impairment write down in the period ended September 30, 2002 of an equity security which had a fair value loss that was deemed to be other than temporary. Additionally, for the three month period ended September 30, 2003 gain on sale of securities increased $86,000, to $101,000 from $15,000 for the three month period ended September 30, 2002. Fees, service charges and commissions for the period ended September 30, 2003 increased $17,500 over the same period ended 2002 and gain on sale of mortgage loans increased $16,400, or 129.8%.

NON-INTEREST EXPENSE

Total non-interest expense increased $116,200 from $587,300 for the three months ended September 30, 2002 to $703,500 for the three months ended September 30, 2003. The increase was primarily attributable to compensation, payroll taxes and employee benefits increase of $58,000, for the three month period ended September 30, 2003 compared to the same period in 2002. The compensation and related expense increase was primarily due to the hiring of additional personnel and increased benefits costs. There were also increases in office property and equipment of $40,000 and advertising expense of $20,000 for the 2003 period. Other real estate expense increased $12,000 for the three month period ended 2003.

TAXES ON INCOME

The Company had a $95,500 increase in taxes on earnings for the three month period ended September 30, 2003 as a result of increased net earnings. The effective tax rate for the three month period ended September 30, 2003 is 34.6% compared to 31.8% for the three month period ended September 30, 2002.

COMMITMENTS AND CONTINGENCIES

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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 9.12% on September 30, 2003 and 9.14% on June 30, 2003.

At September 30, 2003, the Company had advances of $5.91 million outstanding from the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At September 30, 2003, the Company had outstanding commitments to extend credit which amounted to $5,555,000 (including $1,143,000 in available revolving commercial lines of credit). At September 30, 2003, certificates of deposit scheduled to mature in one year or less totaled $16.6 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 2003, the Bank had tangible and core capital of $8.5 million, or 9.4% of adjusted total assets, which was approximately $7.2 million and $4.9 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 2003, the Bank had risk-based capital of $9.1 million (including $8.5 million in core capital), or 14.0% of risk-weighted assets of $64.8 million. This amount was $3.9 million above the 8.0% requirement in effect on that date. The Bank is considered to be "well-capitalized" under Federal regulatory guidelines.

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

In April 2003, the FASB issued SFAS No 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment tat is smaller than would be required for other types of contract that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 as indicated above and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS #150") which requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS No.150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No.150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on our financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a significant impact on our financial condition or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

      None, other than debt collection in the ordinary course of business.

ITEM 2. Changes in Securities

      None

ITEM 3. Defaults Upon Senior Securities

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 5. Other Information

      None

ITEM 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:
            See Index to Exhibits

      (b) The following is a description of the Form 8-K furnished during the three months ended September 30, 2003:

            On August 29, 2003, a current report on Form 8-K was furnished to announce the Company's earnings for the quarter and fiscal year ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HORIZON FINANCIAL SERVICES CORPORATION
                                   Registrant


Date: November 13, 2003            /s/ Robert W. DeCook
                                   ---------------------------------------------
                                   Robert W. DeCook
                                   President and Chief Executive Officer


Date: November 13, 2003            /s/ Vicki Hladik
                                   ---------------------------------------------
                                   Vicki Hladik
                                   Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                 Document
------      ------------------------------------------------------------------

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

  11 Statement re computation of earnings per share (See Footnote 3 of the Registrant's Notes to Consolidated Financial Statements contained herein)

  31.1      Certification pursuant to Rule 13a-14(a)

  31.2      Certification pursuant to Rule 13a-14(a)

  32        Certification pursuant to Rule 13a-14(b)