Form 10QSB
period 2003-12-31
HORIZON FINANCIAL SERVICES CORP
filed 2004-02-09
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock                            771,471
                   Class                        Shares Outstanding
                                              as of February 06, 2004

Transitional Small Business Disclosure Format (check one):

Yes____:  No |X|

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX

Part I. Financial Information                                                    Page
                                                                                 ----
          Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets at December 3l, 2003 and June 30, 2003       2

          Consolidated Statements of Operations for the three months and           3
          six months ended December 31, 2003 and 2002

          Consolidated Statements of Comprehensive Income for the three months     4
          and six months ended December 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the six months ended           5
          December 31, 2003 and 2002

          Notes to Consolidated Financial Statements                               6

          Item 2. Management's Discussion and Analysis                             8

          Item 3. Controls and Procedures                                         16

Part II.  Other Information                                                       17

          Signatures                                                              18

          Index of Exhibits                                                       19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                                 December 31,         June 30,
Assets                                                               2003               2003
                                                                 ------------       ------------
                                                                  (Unaudited)
Cash and cash equivalents                                        $  3,993,470       $  5,303,912
Securities available-for-sale                                      15,402,363         17,176,190
Loans receivable, net                                              69,808,966         65,006,810
Real estate                                                           390,676            638,658
Stock in Federal Home Loan Bank, at cost                              376,400            509,200
Office property and equipment, net                                  2,323,665          1,971,871
Accrued interest receivable                                           556,805            567,301
Deferred income tax asset                                             144,125             60,000
Accrued income tax receivable                                              --             42,282
Prepaid expenses and other assets                                      99,557             46,109
                                                                 ------------       ------------

     Total assets                                                $ 93,096,027       $ 91,322,333
                                                                 ============       ============

Liabilities and Stockholders' Equity

Deposits                                                         $ 76,671,184       $ 74,422,752
Advances from Federal Home Loan Bank                                4,907,500          5,545,115
Advance payments by borrowers for taxes and insurance                 133,036            347,265
Accrued income taxes payable                                           72,522                 --
Accrued expenses and other liabilities                                291,582            563,151
                                                                 ------------       ------------

     Total liabilities                                             82,075,824         80,878,283
                                                                 ------------       ------------

Stockholders' equity
Preferred stock, $.01 par value, authorized 250,000
     shares, none issued                                                   --                 --
Common stock, $.01 par value, authorized 1,500,000
     shares, 1,046,198 issued                                          10,462             10,462
Additional paid-in capital                                          5,025,598          5,025,598
Retained earnings, substantially restricted                         8,075,296          7,498,305
Treasury stock, at cost, (274,627 and 297,267 shares
      at December 31, 2003 and June 30, 2003, respectively)        (2,097,798)        (2,237,884)
Accumulated other comprehensive income-net
      unrealized gain on securities available-for-sale                  6,645            147,569
                                                                 ------------       ------------

     Total stockholders' equity                                    11,020,203         10,444,050
                                                                 ------------       ------------

Total liabilities and stockholders' equity                       $ 93,096,027       $ 91,322,333
                                                                 ============       ============

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Operations

                                                                 Three Months Ended                  Six Months Ended
                                                                    December 31,                        December 31,
                                                               2003             2002              2003             2002
                                                               ----             ----              ----             ----
                                                                    (Unaudited)                         (Unaudited)
Interest income:
Loans                                                   $ 1,262,862      $ 1,293,927       $ 2,527,641      $ 2,619,033
Investment securities available-for-sale                    163,764          149,050           315,310          284,116
Other interest income                                         6,868           21,594            12,988           44,483
                                                        -----------      -----------       -----------      -----------

Total interest income                                     1,433,494        1,464,571         2,855,939        2,947,632
                                                        -----------      -----------       -----------      -----------

Interest expense:
Deposits                                                    331,835          458,527           680,773          937,306
Advances from Federal Home Loan Bank                         68,737           73,034           142,983          144,178
                                                        -----------      -----------       -----------      -----------

Total interest expense                                      400,572          531,561           823,756        1,081,484
                                                        -----------      -----------       -----------      -----------

Net interest income                                       1,032,922          933,010         2,032,183        1,866,148

Provision for losses on loans                                60,000           57,500           120,000          138,300
                                                        -----------      -----------       -----------      -----------

Net interest income after provision for
  losses on loans                                           972,922          875,510         1,912,183        1,727,848
                                                        -----------      -----------       -----------      -----------

Non-interest income:
Fees, commissions and service charges                       184,713          149,547           363,458          310,808
Gain (loss) on sale of securities, net                       44,045           (2,363)          144,946           12,621
Gain on sale of mortgage loans                                8,484           24,525            37,512           37,161
Impairment loss on equity securities                             --               --                --         (161,662)
Other                                                            --           18,972                --           18,972
                                                        -----------      -----------       -----------      -----------

Total non-interest income                                   237,243          190,681           545,917          217,900
                                                        -----------      -----------       -----------      -----------

Non-interest expense:
Compensation, payroll taxes and employee benefits           389,823          323,022           781,600          657,122
Advertising                                                  30,776           19,523            66,219           35,083
Office property and equipment                               123,324           92,526           246,089          175,148
Federal insurance premiums and special assessments            2,815            3,067             5,864            6,193
Data processing services                                     52,225           50,294           102,125          105,787
Other real estate                                            25,238           (2,841)           49,701            9,582
Other                                                       109,359           90,757           185,442          174,697
                                                        -----------      -----------       -----------      -----------

Total non-interest expense                                  733,559          576,648         1,437,039        1,163,612
                                                        -----------      -----------       -----------      -----------

Earnings before taxes                                       476,605          489,843         1,021,060          782,136

Taxes                                                       156,750          166,400           345,200          259,400
                                                        -----------      -----------       -----------      -----------

Net earnings                                            $   319,855      $   323,443       $   675,860      $   522,736
                                                        ===========      ===========       ===========      ===========

     Earnings per common share -
       Basic                                            $      0.42      $      0.43       $      0.89      $      0.69
       Diluted                                          $      0.41      $      0.42       $      0.88      $      0.68

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                                         Three Months Ended               Six Months Ended
                                                                             December 31,                    December 31,
                                                                         2003            2002           2003            2002
                                                                         ----            ----           ----            ----
                                                                             (Unaudited)                     (Unaudited)
Net income                                                          $ 319,855       $ 323,443      $ 675,860       $ 522.736

Other Comprehensive Income:
   Unrealized gains (losses) on securities available-for-sale:
      Unrealized holding gains (losses) arising
         during the period, net of tax                                 24,130          54,395        (50,043)         59,497
   Reclassification adjustment for net (gains) losses
         included in net income, net of tax                           (27,616)          1,482        (90,881)         93,449
                                                                    ---------       ---------      ---------       ---------

Other comprehensive (loss) income, net of tax                          (3,486)         55,877       (140,924)        152,946
                                                                    ---------       ---------      ---------       ---------

Comprehensive income                                                $ 316,369       $ 379,320      $ 534,936       $ 675,682
                                                                    =========       =========      =========       =========

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                  2003               2002
                                                                                  ----               ----
                                                                                         (Unaudited)
Cash flows from operating activities:
Net earnings                                                              $    675,860       $    522,736
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                                100,267             71,524
   Amortization of fees, premiums and accretion of discounts, net               79,326             39,786
   Provision for losses on loans                                               120,000            138,300
   Loans originated for sale                                                (7,976,540)        (5,644,011)
   Proceeds on sales of loans                                                8,288,658          5,121,497
   Gain on sale of mortgage loans                                              (37,512)           (37,161)
   Gain on sale of securities                                                 (144,946)           (12,621)
   Impairment loss on securities                                                    --            161,662
   Reinvested dividends                                                        (40,261)                --
   (Loss) gain on sale of fixed assets                                             (55)                35
   Decrease in accrued interest receivable                                      10,496             19,162
   Increase (decrease) in accrued taxes receivable/payable                     114,804           (405,237)
   Other, net                                                                 (315,271)          (236,074)
                                                                          ------------       ------------

Net cash provided by (used in) operating activities                            874,826           (260,402)
                                                                          ------------       ------------

Cash flows from investing activities:
   Securities available-for-sale:
     Purchases                                                              (4,077,543)        (4,064,406)
     Proceeds from sale                                                      2,700,681          1,054,223
     Proceeds from maturity and principal collected                          3,031,521          2,311,977
   Redeem Federal Home Loan Bank stock                                         132,800                 --
   Loans to customers, net                                                  (5,260,435)          (528,528)
   Proceeds from sale of real estate                                           301,909            190,386
   Purchase of office property and equipment                                  (452,006)          (207,376)
                                                                          ------------       ------------

Net cash used in investing activities                                       (3,623,073)        (1,243,724)
                                                                          ------------       ------------

Cash flows from financing activities:
   Increase in deposits                                                      2,248,432          3,749,577
   Decrease in advance payments by borrowers for taxes and insurance          (214,229)          (233,345)
   Principal payments on advances from Federal Home Loan Bank               (1,345,115)           (14,011)
   Proceeds from advances Federal Home Loan Bank                               707,500                 --
   Net proceeds from options exercised                                         125,069              9,459
   Treasury stock acquired                                                      (1,300)                --
   Payment of dividends                                                        (82,552)           (75,318)
                                                                          ------------       ------------

Net cash provided by financing activities                                    1,437,805          3,436,362
                                                                          ------------       ------------

Net (decrease) increase in cash and cash equivalents                        (1,310,442)         1,932,236

Cash and cash equivalents at beginning of period                             5,303,912          8,124,566
                                                                          ------------       ------------
Cash and cash equivalents at end of period                                $  3,993,470       $ 10,056,802
                                                                          ============       ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                             $  1,076,568       $  1,318,340
     Taxes                                                                     230,326            661,108
   Noncash investing and financing activities:
     Transfers from loans to other real estate                            $     63,673       $     96,256
                                                                          ============       ============

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended December 31, 2003 and December 31, 2002 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at December 31, 2003 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2003. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Horizon Federal Savings Bank (the "Bank") and the Bank's wholly owned subsidiary, Horizon Investment Services, Inc. The principal business activity of Horizon Investment Services, Inc. is to offer and sell to the clients of the Bank investment products including insurance, mutual funds, equities, and real estate investment trusts. All material intercompany accounts and transactions have been eliminated.

3. EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended December 31, 2003 and 2002:

                                                             Three Months Ended           Six Months Ended
                                                                 December 31,               December 31,
                                                               2003           2002           2003           2002
Net Earnings                                              $ 319,855      $ 323,443      $ 675,860      $ 522,736
                                                          =========      =========      =========      =========

Basic earnings per share:

Weighted average number of common shares outstanding        768,621        753,332        761,085        753,257
                                                          ---------      ---------      ---------      ---------

Earnings per common share - basic                         $    0.42      $    0.43      $    0.89      $    0.69
                                                          =========      =========      =========      =========

Diluted earnings per share:

Weighted average number of common shares outstanding        768,621        753,332        761,085        753,257

Assumed incremental option shares
     using the treasury stock method                          5,667         17,469          7,227         17,702
                                                          ---------      ---------      ---------      ---------

Common and common equivalent shares outstanding             774,288        770,801        768,312        770,959
                                                          =========      =========      =========      =========

Earnings per common share - diluted                       $    0.41      $    0.42      $    0.88      $    0.68
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

Local economic conditions in the Bank's Mahaska and Marion County markets are improving slightly. Currently, farm prices for grain are improving, so many farmers are seeing an increase in income. However, livestock farmers are not having a year that compares to grain farmers, somewhat due to declining livestock prices last quarter partially in response to the mad cow disease publicity. Both of our Mahaska and Marion County markets are experiencing a decline in some lines of retail business. Economic conditions in Polk County are better and offer the Bank a good opportunity to extend its service area through the Bank's new loan production office in Pleasant Hill. In the event current economic and market conditions persist or worsen in the Mahaska and Marion County markets, loan demand and existing loans may be affected, which could adversely affect the financial condition and the results of operations of the Company and the Bank.

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

FINANCIAL CONDITION

The Company's total assets at December 31, 2003 of $93.1 million increased $1.8 million, or 1.9%, from $91.3 million at June 30, 2003. This increase is primarily attributable to an increase in loans receivable, net, of $4.8 million, or 7.4%, from $65.0 million at June 30, 2003 to $69.8 million at December 31, 2003 and an increase in office property and equipment of $352,000 as the Bank began construction of the new bank office in Pleasant Hill, Iowa. Offsetting these increases were a cash and cash equivalents decrease of $1.3 million, or 24.7%, from $5.3 million at June 30, 2003 to $4.0 million at December 31, 2003. Accompanying this decrease was a decrease in securities available-for-sale of $1.8 million , or 10.3% from $17.2 million at June 30, 2003 to $15.4 million at December 31, 2003.

Total liabilities increased $1.2 million, or 1.5%, to $82.1 million at December 31, 2003 from $80.9 million at

June 30, 2003. Deposits continue to increase from $74.4 million at June 30, 2003 to $76.7 million at December 31, 2003, a 3.0% increase, or $2.25 million. Partially offsetting the increase in deposits were decreases in advances from Federal Home Loan Bank ("FHLB") of $638,000, accrued expenses and other liabilities $272,000, and advance payments by borrowers for taxes and insurance $214,000. Total stockholders' equity increased $576,000 from $10.4 million at June 30, 2003 to $11.0 million at December 31, 2003, the result of an increase of $577,000 in retained earnings and a decrease in Treasury stock of $140,000. The Company disbursed 22,740 shares of Treasury stock as exercised employee stock options. Accumulated other comprehensive income decreased $141,000. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison of three month and six month periods ended December 31, 2003 and December 31, 2002.

GENERAL

Net earnings for the three months ended December 31, 2003 decreased slightly by $3,600 to $320,000 or $0.41 per share, fully diluted, from $323,400, or $.042 per share, fully diluted for the three month period ended December 31, 2002. The decrease in net earnings for the quarter was primarily attributable to increased total non-interest expense of $157,000. The increase in non-interest expense was attributable primarily to increases in compensation and in office property and equipment during the period. The increase in non-interest expense was partially offset by an increase in non-interest income of $46,000 and an increase in net interest income prior to provisions for losses on loans of $100,000, as interest on deposits and FHLB advances declined offset in part by decreased interest income. Taxes on income decreased for the three month period ended December 31, 2003 compared to the same period ended 2002.

Net earnings for the six month period ended December 31, 2003 increased $153,000 to $676,000 or $0.88 per share, fully diluted, for the period ended December 31, 2003 compared to net earnings of $523,000 or $0.68 per share, fully diluted for the six month period ended December 31, 2002. Increases for the six month period were generally attributable to the recognition of the $162,000 impairment loss on an equity security in the first quarter of fiscal 2003. Non-interest income increased $328,000 reflecting the $162,000 impairment loss and $132,300 gain on sale of securities for the six month period ended December 31, 2003 over the six month period ended December 31, 2002. Net interest income, prior to provisions for losses on loans, increased $166,000 to $2.0 million from $1.9 million for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 largely as a result of reduced interest paid on deposits of $257,000. As with the results for the three month period, the decrease in interest expense and the smaller decrease in interest income, were primarily attributable to decreases in interest rates. Taxes on income increased $85,800, or 33.1% for the six month period ended December 31, 2003 compared to the six month period ended 2002.

INTEREST INCOME

Interest income decreased $31,000, or 2.1%, to $1.43 million for the three month period ended December 31, 2003 compared to $1.46 million for the three month period ended December 31, 2002 and $92,000, or 3.1%, to $2.86 million for the six month period ended December 31, 2003 compared to $2.95 million for the period ended December 31, 2002. The decrease for the three month period was primarily the result of a 23 basis point decrease in the weighted average yield on average interest-earning assets to 6.43% for the three month period ended December 31, 2003 as compared to 6.66% for the same period in 2002. Average net loans receivable increased $2.55 million, while the weighted average yield on loans decreased 48 basis points to 7.36% for the three month period ended December 31, 2003 from 7.84% for the same period ended 2002, resulting in an overall decrease in interest and fees on loans of $31,000. For the three month period other interest income decreased $14,700, or 68.2%. The average outstanding balance of other interest-earning assets decreased substantially by $3.92 million from $8.57 million to $4.65 million, and the average yield on other interest-earning assets for the three month period decreased 50 basis points to .33% for the period ended December 31, 2003 from .83% for the three month period ended December 31, 2002. Offsetting these decreases was an increase in interest on securities available-for-sale as average balance for the three month period ended December 31, 2003 were $15.5 million compared to $12.9 million for the same period in 2002. Weighted average yield for the December 31, 2003 period decreased 40 basis points to 4.23% from 4.63% for the comparable period in 2002 as a result of sale, purchase, and prepayment activity in the available-for-sale portfolio and reduced rates on investments due to market conditions. The increase in interest on securities available-for-sale for the three month period ended December 31, 2003 compared to the same period in 2002 was $14,700, or 9.9%.

For the six month period results were similar with an overall decrease in interest income of $91,700 to $2.86 million for the period ended December 31, 2003 compared to $2.95 million for the period ended 2002. Interest and fees on loans decreased $91,400 to $2.5 million for the period ended December 31, 2003 from $2.6 million for the six month period ended December 31, 2002 as average loans for the period increased $1.6 million and average yield on loans receivable decreased 46 basis points to 7.49% for the period ended 2003 compared to 7.95% for the six month period ended December 31, 2002. For the six month period other interest income decreased $31,500, or 70.8%. Average yield on other interest-earning assets for the six month period decreased 63 basis points to ..29% for the six month period ended December 31, 2003 from .92% for the period ended December 31, 2002 and average balance of other interest-earning assets decreased $3.08 million from $7.91 million to $4.83 million. Interest on securities available-for-sale increased for the six month period ended December 31, 2003 as compared to 2002. Interest on securities available-for-sale increased $31,000 to $315,000 for the six month period ended 2003 compared to $284,000 for the period ended 2002, a 11.0% increase. Average yield on securities available-for-sale for the six month period decreased 53 basis points to 4.00% for the period ended December 31, 2002 from 4.53% for the six month period ended December 31, 2002.

INTEREST EXPENSE

Interest expense decreased $131,000 to $400,600 from $531,600, a 24.6% decrease, for the three month period, and $257,700 to $823,800 from $1,081,500, a 23.8%
decrease, for the six month period ended December 31, 2003 as compared to the same periods ended 2002. The decrease in interest expense was ultimately due to the weighted average rate on deposits decrease of 70 basis points to 1.75% for the three month period ended December 31, 2003 from 2.45% for the comparable period ended December 31, 2002. Average outstanding balance of deposits increased $1.1 million to $76.0 million for the three month period ended December 31, 2003 from $74.9 million for the three month period ended December 31, 2002. Contributing to the decrease in interest expense was a decrease in interest on FHLB advances for the three month period ended December 31, 2003 as compared to the same period ended December 31, 2002. Interest on advances decreased $4,300 to $68,700 from $73,000 for the three month period. This decrease is attributable to a decreased weighted average rate of 4.86% for the period ended 2003 compared to 5.25% for the period ended 2002. There was a $100,000 increase in average balance of advances for the three month period ended 2003 compared to the same period ended 2002.

The decrease in interest expense for the six month period ended December 31, 2003 was primarily the result of decreased interest on deposits. Interest on deposits for the six month period ended December 31, 2003 decreased $257,000, or 27.4%, to $681,000 from $937,000 for the six month period ended December 31, 2002. The weighted average rate on deposits decreased 73 basis points to 1.81% for the six month period ended December 31, 2003 as compared to 2.54% for the same period ended 2002, while the average balance of deposits for the six month periods being compared increased $1.5 million. There was a slight decrease in interest on FHLB advances of $1,200 for the six month periods being compared.

NET INTEREST INCOME

Net interest income was $1.03 million and $2.03 million for the three month and six month periods ended December 31, 2003, compared to $933,000 and $1.87 million for the comparable periods in 2002, increases of 10.7% and 8.9%, respectively. The Company's net interest margin increased 39 basis points to 4.63% for the three month period ended December 31, 2003 as compared to 4.24% for the same period ended December 31, 2002 and increased 29 basis points to 4.59% for the six month period ended December 31, 2003 as compared to 4.30% for the six month period ended December 31, 2002.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is a result of management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $120,000 for the six month period ended December 31, 2003 as compared to $138,300 for the same period ended 2002, a $18,300 decrease, as the Company continues to adjust its allowance for losses on loans in response to its assessment of local and national economic conditions and their affect on the Company and its customers. As of December 31, 2003, the Company's non-performing assets, consisting of nonaccrual loans, real estate owned and repossessed consumer property, totaled $2,836,000 or 3.05% of total assets, compared to $2,998,000 or 3.28% of total assets as of June 30, 2003. As of December 31, 2003, the Company's allowance for losses on loans was $629,000, representing 22.2% of non- performing assets and .90% of net loans receivable, compared to allowance for losses on loans at June 30, 2003 of $556,000, representing 18.5% of non-performing assets and .86% of net loans receivable.

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

NON-INTEREST INCOME

Non-interest income increased to $237,200 and $545,900 for the three and six month periods ended December 31, 2003, respectively, compared to $190,700 and $217,900 for the periods ended December 31, 2002. The increase for the three month period ended December 31, 2003 was primarily attributable to a $46,400 increase in gain on sale of securities and a $35,000, or 23.5%, increase in fees, commissions and service charges. Partially offsetting these increases were decreased gain on sale of mortgage loans of $16,000 for the three month period ended December 31, 2003 and decreased other non-interest income of $19,000.

For the six month period the $328,000 increase was attributable to the recorded $161,660 impairment loss on equity securities in the December 31, 2002 period and a $132,300 increase in gain on sale of securities and a $52,600, or 16.9%, increase in fees, commissions and service charges for the period ended 2003. Other non-interest income also decreased $19,000 for the six month period ended December 31, 2003.

NON-INTEREST EXPENSE

Total non-interest expense was $733,600 and $1.44 million for the three and six month periods ended December 31, 2003, respectively, compared to $576,300 and $1.16 million for the same periods in 2002. This is a $157,200 increase, or 27.3%, for the three month period ended December 31, 2003 as compared to the same period ended 2002 and a $273,400 increase, or 23.5%, for the comparable six month periods. Compensation and employee benefits expenses, the largest component of non-interest expense, increased $66,800, or 20.7%, and $124,500, or 18.9%, for the three and six month periods, respectively, ended December 31, 2003 as compared to the same period ended December 31, 2002 primarily due to the hiring of additional personnel and increased benefit costs. Office property and equipment increased for both the three month and six month periods ended December 31, 2003 compared to the same periods in 2002 by $30,800 and $70,900 primarily the result of increased depreciation and technology consulting on equipment. Advertising costs also increased for both periods $11,000, or 57.6%, for the comparable three month periods and $31,000, or 88.8%, for the six month period as the Company began promotion of the upcoming bank office in Pleasant Hill, IA which is expected to open late Spring 2004. Other real estate expense increase for both the three and six month periods being compared primarily the result of a loss on sale of real estate owned.

TAXES ON INCOME

Income taxes decreased $9,600 for the three month period ended December 31, 2003 as compared to the same period ended December 31, 2002, but increased $85,800 for the comparable six month periods. The income tax decrease for the three month period is the result of decreased earnings before taxes on income, while the increase for the six month period ended 2003 is the result of increased six month earnings largely attributable to the impairment loss on equity securities in the December 31, 2002 period. The effective tax rate for the three month period ended December 31, 2003 was 32.9% compared to 34.0% for the same period ended 2002. For the six month period ended December 31, 2003, the effective tax rate was 33.8% compared to 33.2% for the same period in fiscal 2002.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company's results of operations.

CRITICAL ACCOUNTING POLICIES

The Company has identified one critical accounting policy and practice relative to the financial conditions and results of operation. This accounting policy relates to the allowance for losses on loans.

The allowance for losses on loans is based on management's opinion, and is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for losses on loans is established through a provision for losses based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses.

In the event that management's evaluation of the level of the allowance for losses on loans is inadequate, the Company would need to increase its provision for loan losses.

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

The Company has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 6.61% on December 31, 2003 and 9.14% on June 30, 2003.

At December 31, 2003, the Company had advances of $4.91 million outstanding from the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At December 31, 2003, the Company had outstanding commitments to extend credit which amounted to $5.26 million (including $1.28 million in available revolving commercial lines of credit). At December 31, 2003, certificates of deposit scheduled to mature in one year or less totaled $16.8 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest- earning overnight deposits and other short-term government and agency obligations.

At December 31, 2003, the Company had tangible and core capital of $8.8 million, or 9.6% of adjusted total assets, which was approximately $7.4 million and $5.1 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At December 31, 2003, the Bank had risk-based capital of $9.4 million (including $8.8 million in core capital), or 14.2% of risk- weighted assets of $66.0 million. This amount was $4.1 million above the 8.0% requirement in effect on that date. The Bank is considered to be "well-capitalized" under Federal regulatory guidelines.

EFFECT OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprises that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. During 2003, FASB delayed the implementation date for those provisions until the fourth quarter of 2003. Accordingly, the Company adopted FIN 46 during the fourth quarter of 2003. The impact of adopting FIN 46 was not material as the Company does not presently have any variable interest entities.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No.150") which requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS No.150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No.150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on the Company's financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a significant impact on the Company's financial condition or results of operations.

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

            (a)   Annual meeting date: October 23, 2003

            (b)   Not required

            (c) The matters approved by stockholders at the Meeting and number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes, if any) as to each matter are set forth below:

                  Proposal                                                           Number of Votes
                  --------                                                           ---------------
                                                                             For                   Withheld
                                                                           -------                 --------
Election of the following directors for a three year term:

             Thomas L. Gillespie                                           667,463                   16,500
             Norman P. Zimmerman                                           669,263                   14,700

                                                                              For        Against    Abstain
                                                                           -------       -------    -------
Ratification of the appointment of KPMG LLP
as the Company's auditors for the                                          682,913          50        1,000
fiscal year ending June 30, 2004

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits:

              See Index to Exhibits

        (b) The following is a description of the Form 8-K furnished during the three months ended December 31, 2003:

              On November 3, 2003, current report on Form 8-K was furnished to announce the Company's earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORIZON FINANCIAL SERVICES CORPORATION
                                          Registrant


Date: February 09, 2004                    /s/ Robert W. DeCook
                                          --------------------------------------
                                          Robert W. DeCook
                                          President and Chief Executive Officer


Date: February 09, 2004                    /s/ Vicki Hladik
                                          --------------------------------------
                                          Vicki Hladik
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

 Exhibit
  Number                                      Document
---------         --------------------------------------------------------------
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