Form 10QSB
period 2004-03-31
HORIZON FINANCIAL SERVICES CORP
filed 2004-05-13
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------

Commission File Number:   0-24036

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

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock                         771,471
              ------------------                ------------------
                   Class                        Shares Outstanding
                                                as of May 11, 2004

Transitional Small Business Disclosure Format (check one):
Yes      :  No    X
   ------      ------

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX

Part I.  Financial Information                                                          Page
                                                                                        ----
            Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 2004 and June 30, 2003               1

            Consolidated Statements of Operations for the three months and                2
            nine months ended March 31, 2004 and 2003

            Consolidated Statements of Comprehensive Income for the three months          3
            and nine months ended March 31, 2004 and 2003

            Consolidated Statements of Cash Flows for the nine months ended               4
            March 31, 2004 and 2003

            Notes to Consolidated Financial Statements                                    5

            Item 2.  Management's Discussion and Analysis                                 7

            Item 3.  Controls and Procedures                                             15

Part II. Other Information                                                               16

            Signatures                                                                   18

            Certifications                                                               19

            Index of Exhibits                                                            22

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                               March 31,          June 30,
Assets                                                           2004               2003
                                                             ------------      ------------
                                                              (Unaudited)
Cash and cash equivalents                                    $  4,200,967      $  5,303,912
Securities available-for-sale                                  13,947,289        17,176,190
Loans receivable, net                                          73,667,138        65,006,810
Real estate                                                       391,454           638,658
Stock in Federal Home Loan Bank, at cost                          417,300           509,200
Office property and equipment, net                              2,781,071         1,971,871
Accrued interest receivable                                       645,513           567,301
Deferred income tax asset                                         138,025            60,000
Income tax receivable                                              17,252            42,282
Prepaid expenses and other assets                                  84,710            46,109
                                                             ------------      ------------

      Total assets                                           $ 96,290,719      $ 91,322,333
                                                             ============      ============

Liabilities and Stockholders' Equity

Deposits                                                     $ 77,473,614      $ 74,422,752
Advances from Federal Home Loan Bank                            6,907,500         5,545,115
Advance payments by borrowers for taxes and insurance             235,961           347,265
Accrued expenses and other liabilities                            416,263           563,151
                                                             ------------      ------------

      Total liabilities                                        85,033,338        80,878,283
                                                             ------------      ------------

Stockholders' equity:
Preferred stock, $.01 par value, authorized 250,000
      shares, none issued                                              --                --
Common stock, $.01 par value, authorized 1,500,000
      shares, 1,046,198 issued                                     10,462            10,462
Additional paid-in capital                                      5,025,598         5,025,598
Retained earnings, substantially restricted                     8,303,170         7,498,305
Treasury stock, at cost, (274,727 and 297,267shares
      at March 31, 2004 and June 30, 2003, respectively)       (2,099,098)       (2,237,884)
Accumulated other comprehensive income-net
      unrealized gain on securities available-for-sale             17,249           147,569
                                                             ------------      ------------

      Total stockholders' equity                               11,257,381        10,444,050
                                                             ------------      ------------

Total liabilities and stockholders' equity                   $ 96,290,719      $ 91,322,333
                                                             ============      ============

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Operations

                                                             Three Months                  Nine months
                                                            Ended March 31,              Ended March 31,
                                                          2004          2003           2004            2003
                                                      ----------     ----------     ----------     -----------
                                                             (Unaudited)                   (Unaudited)
Interest income:
Loans                                                 $1,272,605     $1,254,335     $3,800,246     $ 3,873,368
Investment securities available-for-sale                 161,277        159,294        476,587         443,410
Other interest income                                      4,165         14,094         17,153          58,577
                                                      ----------     ----------     ----------     -----------

Total interest income                                  1,438,047      1,427,723      4,293,986       4,375,355
                                                      ----------     ----------     ----------     -----------

Interest expense:
Deposits                                                 326,446        409,897      1,007,219       1,347,203
Advances from Federal Home Loan Bank                      72,149         71,363        215,132         215,541
                                                      ----------     ----------     ----------     -----------

Total interest expense                                   398,595        481,260      1,222,351       1,562,744
                                                      ----------     ----------     ----------     -----------

Net interest income                                    1,039,452        946,463      3,071,635       2,812,611

Provision for losses on loans                             90,000         37,500        210,000         175,800
                                                      ----------     ----------     ----------     -----------

Net interest income after provision for
  losses on loans                                        949,452        908,963      2,861,635       2,636,811
                                                      ----------     ----------     ----------     -----------

Non-interest income:
Fees, commissions and service charges                    147,554        170,320        511,013         481,128
Gain on sale of securities, net                           43,758         14,597        188,704          27,218
Gain on sale of mortgage loans                             9,361         26,370         46,873          63,531
Impairment loss on equity securities                          --             --             --        (161,662)
Other                                                         --             50             --          19,022
                                                      ----------     ----------     ----------     -----------

Total non-interest income                                200,673        211,337        746,590         429,237
                                                      ----------     ----------     ----------     -----------

Non-interest expense:
Compensation, payroll taxes and employee benefits        395,991        367,367      1,177,591       1,024,489
Advertising                                               36,112         28,741        102,331          63,824
Office property and equipment                            127,071        106,749        373,160         281,897
Federal deposit insurance premiums                         2,861          3,083          8,725           9,276
Data processing services                                  55,047         58,547        157,172         164,334
Other real estate                                         19,825         20,581         69,526          30,163
Other                                                    115,034         73,653        300,476         248,350
                                                      ----------     ----------     ----------     -----------

Total non-interest expense                               751,941        658,721      2,188,981       1,822,333
                                                      ----------     ----------     ----------     -----------

Earnings before taxes                                    398,184        461,579      1,419,244       1,243,715

Taxes                                                    125,950        159,700        471,150         419,100
                                                      ----------     ----------     ----------     -----------

Net earnings                                          $  272,234     $  301,879     $  948,094     $   824,615
                                                      ==========     ==========     ==========     ===========

     Earnings per common share-
       Basic                                          $     0.35     $     0.40     $     1.24     $      1.09
       Diluted                                        $     0.35     $     0.39     $     1.23     $      1.07

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                                       Three Months Ended             Nine Months Ended
                                                                            March 31,                    March 31,
                                                                       2004           2003           2004          2003
                                                                    ---------      ---------      ---------      --------
                                                                           (Unaudited)                  (Unaudited)
Net income                                                          $ 272,234      $ 301,879      $ 948,094      $824,615

Other Comprehensive Income:
    Unrealized gains (losses) on securities available for sale:
       Unrealized holding gains (losses) arising
          during the period, net of tax                                38,040        (20,707)       (12,003)       38,791
    Reclassification adjustment for net (gains) losses
          included in net income, net of tax                          (27,436)        (9,152)      (118,317)       84,296
                                                                    ---------      ---------      ---------      --------

Other comprehensive income (loss) , net of tax                         10,604        (29,859)      (130,320)      123,087
                                                                    ---------      ---------      ---------      --------


Comprehensive income                                                $ 282,838      $ 272,020      $ 817,774      $947,702
                                                                    ---------      ---------      ---------      --------

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                         Nine months ended
                                                                                              March 31,
                                                                                       2004               2003
                                                                                   ------------      -----------
                                                                                            (Unaudited)
Cash flows from operating activities:
Net earnings                                                                       $    948,094      $   824,615
Adjustments to reconcile net earnings to net cash provided
by operating activities:
   Depreciation                                                                         153,287          110,971
   Amortization of fees, premiums and accretion of discounts, net                       103,999           60,259
   Provision for losses on loans                                                        210,000          175,800
   Loans originated for sale                                                         (9,607,765)      (8,807,136)
   Proceeds on sales of loans                                                        10,015,590        8,175,554
   Gain on sale of securities                                                          (188,704)         (27,218)
   Impairment losses on securities                                                           --          161,662
   Reinvested dividends                                                                 (62,166)          (8,198)
   Gain on sale of mortgage loans                                                       (46,873)         (63,531)
   Gain on sale of property and equipment                                                  (300)            (120)
   Increase in accrued interest receivable                                              (78,212)         (13,693)
   Increase (decrease) in accrued income taxes                                           25,030         (533,457)
   Other, net                                                                          (170,637)         (82,610)
                                                                                   ------------      -----------

Net cash provided by (used in) operating activities                                   1,301,343          (27,102)
                                                                                   ------------      -----------

Cash flows from investing activities:
   Securities available-for-sale:
      Purchases                                                                      (4,712,630)      (7,693,903)
      Proceeds from sale                                                              4,089,567        1,561,875
      Proceeds from maturity and principal collected                                  3,790,490        3,843,986
   Investment in real estate                                                             (5,884)              --
   Loans to customers, net                                                           (9,294,953)        (425,005)
   Redemption of Federal Home Loan Bank stock                                            91,900               --
   Proceeds from sale of real estate                                                    301,909          190,386
   Purchase of office property and equipment                                           (962,187)        (313,470)
                                                                                   ------------      -----------

Net cash used in investing activities                                                (6,701,788)      (2,836,131)
                                                                                   ------------      -----------

Cash flows from financing activities:
   Increase in deposits                                                               3,050,862        4,665,526
   Decrease in advance payments by borrowers for taxes and insurance                   (111,304)        (122,110)
   Proceeds from advances from Federal Home Loan Bank                                 2,707,500               --
   Principal payments on advances from Federal Home Loan Bank                        (1,345,115)         (20,154)
   Treasury stock acquired                                                               (2,600)         (24,628)
   Net proceeds from options exercised                                                  125,069            9,459
   Payment of dividends                                                                (126,912)        (112,959)
                                                                                   ------------      -----------

Net cash provided by financing activities                                             4,297,500        4,395,134
                                                                                   ------------      -----------

Net (decrease) increase in cash and cash equivalents                                 (1,102,945)       1,531,901

Cash and cash equivalents at beginning of period                                      5,303,912        8,124,566
                                                                                   ------------      -----------
Cash and cash equivalents at end of period                                         $  4,200,967      $ 9,656,467
                                                                                   ============      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                     $  1,370,463      $ 1,700,225
      Taxes                                                                        $    446,051      $   949,028
   Noncash investing and financing activities:
      Transfer from loans to other real estate                                     $     63,673      $   115,125
                                                                                   ============      ===========

See Notes to Consolidated Financial Statements.

                     HORIZON FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended March 31, 2004 and March 31, 2003 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 2004 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2003. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

3.  EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended March 31, 2004 and 2003:

                                                           Three Months Ended       Nine Months Ended
                                                               March 31,                March 31,
                                                           2004         2003         2004         2003
                                                         --------     --------     --------     --------
Net Earnings                                             $272,234     $301,879     $948,094     $824,615
                                                         ========     ========     ========     ========

Basic earnings per share:

Weighted average number of common shares outstanding      771,486      754,000      764,552      753,505
                                                         --------     --------     --------     --------

Earnings per common share - basic                        $   0.35     $   0.40     $   1.24     $   1.09
                                                         ========     ========     ========     ========

Diluted earnings per share:

      Weighted average shares outstanding                 771,486      754,000      764,552      753,505

      Assumed incremental option shares
         using the treasury stock method                    6,111       19,978        6,855       18,461
                                                         --------     --------     --------     --------

Common and common equivalent shares outstanding           777,597      773,978      771,407      771,966
                                                         ========     ========     ========     ========

Earnings per common share - diluted                      $   0.35     $   0.39     $   1.23     $   1.07
                                                         ========     ========     ========     ========

4.  POSTRETIREMENT BENEFIT PLAN

On September 1, 2003 the Company froze its defined benefit pension plan and is in the process of terminating the plan. The standard termination will commence on June 30, 2004. The pension plan liability recorded by the Company at March 31, 2004 is $127,000. Estimated plan liabilities supplied in the sensitivity analysis provided to the plan by Principal Financial Group supports the determination that the plan assets and Company's current pension plan accrued liability will cover the estimated termination funding of the plan. However, actual distributions from the termination of the plan could take up to 18 months to complete and the final cost to terminate the plan will be unknown until distribution occurs. Depending upon interest rates at the time of distribution, the plan liability could be more or less than the expected amount. The value of assets can change dramatically with market conditions. The Company will continue to monitor the estimated plan termination liability, but at this time does not expect that additional accruals will be necessary.

On April 1, 2004 the Company initiated a 401k plan upon the determination that a 401k plan would be more beneficial for the Company's employees and would allow the Company to better predict and control expenses associated with the Company's retirement plan benefit.

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

The Company's results of operations are also affected by, among other things, fee income received, loss or gain on securities available-for-sale and mortgage loans, the establishment of provisions for probable loan losses, income derived from subsidiary activities, the level of operating expenses and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses and other general and administrative expenses.

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

Local economic conditions in the Bank's Mahaska and Marion County markets are slowly improving. Currently, farm prices for grain are above average, so many farmers are seeing an increase in income. Livestock farmers are not having a year that compares to grain farmers, but the outlook is better. Both of our Mahaska and Marion County markets are experiencing weakness in some lines of retail business, but improvement in others. Economic conditions in Polk County are better and offer the Bank a good opportunity to extend its service area through the Bank's new loan production office in Pleasant Hill. In the event current economic and market conditions worsen in the Mahaska and Marion County markets, loan demand and existing loans may be affected, which could adversely affect the financial condition and the results of operations of the Company and the Bank.

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

FINANCIAL CONDITION

The Company's total assets at March 31, 2004 of $96.3 million increased $5.0 million, or 5.4%, from $91.3 million at June 30, 2003. This increase is primarily attributable to increased loans receivable, net, of $8.7 million, or 13.3%, from $65.0 million at June 30, 2003 to $73.7 million at March 31, 2004 and an increase of $809,000 in office property and equipment as the Bank continues construction of the new bank office in Pleasant Hill, Iowa which is expected to open in the first half of calendar 2004. Offsetting these increases was a cash and cash equivalents decrease of $1.1 million, from $5.3 million at June 30, 2003 to $4.2 million at March 31, 2004. The decrease in cash was largely the result of increased loan originations. Securities available-for-sale decreased $3.2 million, or 18.8%, from $17.2 million at June 30, 2003 to $13.9 million at March 31, 2004. Funds received from sales of and principal payment on securities available-for-sale were also used to fund loan originations.

Total liabilities increased $4.2 million, or 5.1%, to $85.0 million at March 31, 2004 from $80.9 million at June 30, 2003, primarily the result of increased deposits. Deposits continue to increase to $77.5 million at March 31, 2004 from $74.4 million at June 30, 2003, a $3.1 million increase, or 4.1 percent. Advances from Federal Home Loan Bank increased $1.3 million. Total stockholders' equity increased $813,000, or 7.8%, to $11.3 million at March 31, 2004 from $10.4 million at June 30, 2003, the result of an increase of $805,000 in retained earnings and a decrease of $139,000 in treasury stock. Unrealized gain on securities available-for-sale decreased $130,000 since June 30, 2003. For fiscal year to date the Company has paid $127,000 in cash dividends on a weighted average balance of 764,552 outstanding shares. Additionally, fiscal year to date 22,740 options have been exercised at an average exercise price of $5.50. There were no other significant changes in the components of the Company's balance sheet.

RESULTS OF OPERATIONS

The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the level of operating expenses.
Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and interest rates earned or paid on such assets or liabilities. The Company's non-interest income consists primarily of fees charged on transaction accounts which help to offset the costs associated with establishing and maintaining these accounts, and to a lesser extent, gains or losses on sale of securities. The principal components of the Company's non-interest expense has historically been compensation and related expenses, as well as property and equipment expense.

Comparison of three month and nine month periods ended March 31, 2004 and March 31, 2003

GENERAL

Net earnings for the three month period ended March 31, 2004 decreased by $30,000, to $272,000, or $.35 per share, fully diluted, from $302,000, or $.39 per share, fully diluted for the three month period ended March 31, 2003. The decrease in net earnings for the quarter was attributable to several factors. Net interest income increased $93,000, or 9.8%, over the same period ended 2003 primarily due to decreased interest expense as the reduction in interest rates paid on deposits continued. Total interest income also increased as average rate on loans decreased, but overall loan portfolio growth dominated. Non-interest expense increased primarily the result of increased compensation expense, office property and equipment costs, advertising, and other non-interest expense which is largely comprised of increases in employee education costs, technology consulting fees, and Federal Reserve charges. Non-interest income decreased $11,000, or 5.1%, for the three-month period 2004 primarily the result of reduced commissions on investment sales in the Bank's subsidiary, Horizon Investment Services, Inc, and reduced gain on sale of mortgage loans as activity in the Bank's secondary market program decreased substantially during the quarter. Provisions for losses on loans increased $52,500, or 140.0%, for the three-month period ended March 31, 2004 due to increased write-downs taken during the period compared to the same three month period ended 2003.

For the nine months ended March 31, 2004, net earnings increased $123,500 to $948,100, or $1.23 per share, fully diluted, from $824,600, or $1.07 per share, fully diluted, for the comparable period ended 2003. As with the three month periods being compared, increases for the nine month period were generally attributable to decreased interest expense. Non-interest income increased largely due to the absence of an impairment adjustment in the 2004 period as compared to the period ended 2003 and an increased in gain on sale of securities. Offsetting the increases in income were non-interest expense increases of 20.1% for the nine month period ended March 31, 2004 as compared to the nine month period ended 2003 primarily due to increases in compensation costs, office property and equipment expenses, and other non-interest expense.

INTEREST INCOME

Interest income increased $10,000 to $1.44 million for the three month period ended March 31, 2004 compared to $1.43 million for the three month period ended March 31, 2003. The increase for the three month period was primarily the result of an increase in average interest-earning assets of $2.5 million. Weighted average yield on average interest-earning assets decreased by 13 basis points to 6.30% for the three month period ended March 31, 2004 from 6.43% for the same period in 2003. Average net loans receivable increased $5.9 million, but the weighted average yield on loans decreased 51 basis points to 7.08% for the three month period ended March 31, 2004 from 7.59% for the same period ended 2003, resulting in an overall increase in interest and fees on loans of $18,000, or 1.5%. Interest on securities available-for-sale slightly impacted interest income with a $2,000 increase for the three month period as the average balance for securities available-for-sale increased by $848,000 for the period ended March 31, 2004 over the same period in 2003, but the weighted average yield decreased 20 basis points for the March 2004 period to 4.34% from 4.54% for the three month period ended March 31, 2003. For the three month period other interest income decreased $10,000, or 70.5%. The average outstanding balance of other interest-earning assets decreased $4.0 million, or 49.5%, and the average yield on other interest-earning assets for the three month period decreased 24 basis points to .24% for the period ended March 31, 2004 from .51% for the three month period ended March 31, 2003.

For the nine month period interest income decreased $81,400, to $4.3 million for the nine month period ended March 31, 2004 compared to $4.4 million for the period ended March 31, 2003. Interest and fees on loans decreased $73,000 to $3.8 million for the period ended March 31, 2004 from $3.9 million for the nine month period ended March 31, 2003 as average loans for the period increased $3.1 million, but weighted average yield on loans receivable decreased 49 basis points to 7.34% for the period ended 2004 compared to 7.83% for the nine month period ended March 31, 2003. Other interest income also decreased for the nine month periods being compared. Other interest income decreased $41,000, or 70.7%, to $17,000 for the nine month period ended March 31, 2004 compared to $58,000 for the period ended 2003. Average balances of other interest-earning assets decreased $3.2 million for the 2004 period compared to the same period in 2003 and weighted average yield on other interest-earning assets for the nine month period decreased 52 basis points to .27% for the nine month period ended March 31, 2004 from .79% for the period ended March 31, 2003, the result of sharp decreases in interest rates paid by FHLB on the Bank's demand and daily time accounts and stringent liquidity management leading to decreased balances in these lower interest earning accounts. Interest on securities available-for-sale increased for the nine month period ended March 31, 2004 compared to 2003 by $33,000 to $476,000 from $443,000 for the period ended 2003, a 7.5% increase.
Average balance for securities available-for-sale for the nine month period ended 2004 compared to 2003 increased $2.3 million, but weighted average yield on securities available-for-sale for the nine month period decreased 39 basis points to 4.12% for the period ended March 31, 2004 from 4.51% for the nine month period ended March 31, 2003.

INTEREST EXPENSE

Interest expense decreased $83,000 to $399,000 from $481,000 for the three month period and $340,000 to $1.2 million from $1.6 million for the nine month period ended March 31, 2004 as compared to the same periods in 2003. The decrease in interest expense was predominantly due to the weighted average rate on deposits decrease of 48 basis points from 2.17% for the three month period ended March 31, 2003 to 1.69% for the comparable period ended March 31, 2004. Weighted average rate on deposits decreased 65 basis points to 1.77% for the nine month period ended March 31, 2004 as compared to 2.42% for the same period in 2003. Average outstanding balance of deposits increased $1.7 million from $75.7 million for the three month period ended March 31, 2003 to $77.4 million for the three month period ended March 31, 2004 and increased $1.7 million from $74.4 million to $76.1 million for the comparable nine month period. Interest on advances increased slightly for the comparable three month periods, but decreased slightly for the nine month periods being compared. Average advances increased $853,000 from $5.55 million for the three month period ended March 31, 2003, at a weighted average rate of 5.14%, to $6.41 million for the same period ended 2004, at a weighted average rate of 4.5%. The increase in average advances for the comparable nine month period was $508,000 from $5.56 million, with a weighted average rate of 5.17%, for the period ended March 31, 2003 to $6.07 million, with a weighted average rate of 4.73%, for same period ended 2004.

NET INTEREST INCOME

Net interest income increased to $1.04 million and $3.07 million for the three months and nine months ended March 31, 2004, respectively, compared to $946,000 and $2.81 million for the comparable periods ended 2003. The Company's net interest margin increased 29 basis points for the three month period ended March 31, 2004 , from 4.26% to 4.55% as compared to the same period ended 2003 and 28 basis points from 4.29% to 4.57% for the nine month period ended March 31, 2004. These increases are the result of decreased rates paid on deposits and FHLB advances accompanied with the slower reduction in loan rates for the periods. The Company does not expect the current increase in net interest margin to continue as rates paid on deposits remain constant or increase in response to local competition and recovery in the national economy and as our loan portfolio continues to adjust to a lagging market loan rate index.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans is based on management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $210,000 for the nine month period ended March 31, 2004 as compared to $176,000 for the same period ended 2003. Additional provisions were applied in the 2004 as the Company continues to adjust its allowance for losses on loans in response to its assessment of local and national economic conditions and their affect on the Company and its customers. As of March 31, 2004, the Company's non-performing assets, consisting of nonaccrual loans, $2,640,200, and real estate owned and repossessed consumer property, $138,400 totaled $2,778,600 or 2.89% of total assets, compared to $2,998,000, or 3.28% of total assets as of June 30, 2003. As of March 31, 2004, the Company's allowance for losses on loans was $651,000, representing 23.4% of non-performing assets and .88% of net loans receivable compared to a $555,600 allowance for losses on loans at June 30, 2003 representing 18.1% of non-performing assets and .85% of net loans receivable.

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

NON-INTEREST INCOME

Non-interest income was $201,000 and $747,000 for the three and nine month periods ended March 31, 2004 compared to $211,000 and $429,000 for the three and nine month periods ended March 31, 2003. The $11,000 decrease for the three month period was primarily attributable to a $23,000, or 13.4%, decrease in fees, commissions, and service charges. This $23,000 decrease was largely comprised of decreased commissions earned on sales of investments in the Bank's subsidiary of 36.0%, or $18,000 for the period. Also affecting the decrease in non-interest income for the three month period 2004 was a $17,000, or 64.5% decrease in gain on sale of loans as activity in the Bank's secondary market program decreased substantially during this quarter. These decreases were offset in part by increased gain on sale of securities, net of $29,000 during the three month period.

For the nine month period the $317,000 increase in non-interest income was largely attributable to the recorded $161,660 impairment loss on equity securities in the December 31, 2002 quarter and a $161,500 increase in gain on sale of securities, net for the nine month period ended 2004 compared to the same period ended 2003. Fees, commissions, and service charges collected increased by $30,000, or 6.2% for the nine month periods being compared primarily attributable to increased service charge income on NOW accounts of 11.7%. Gain on sale of mortgage loans decreased $17,000, or 26.2%, and other non-interest income decreased $19,000 for the nine month period.

NON-INTEREST EXPENSE

Total non-interest expense was $752,000 and $2.2 million for the three and nine month periods ended March 31, 2004, respectively, compared to $659,000 and $1.8 million for the same periods in 2003. This is a $93,000 increase, or 14.2% for the three month period ended March 31, 2004 as compared to the same period in 2003 and a $367,000 increase, or 20.1% for the comparable nine month periods. Compensation and employee benefits expense, the largest component of non-interest expense, increased $29,000 and $153,000 for the three and nine month periods ended March 31, 2004 primarily due to increased benefit costs and the addition of employees in preparation for opening the new bank office in Pleasant Hill, Iowa. Office property and equipment also increased for both periods being compared by $20,000 for the three month period ended March 31, 2004 and $91,000 for the nine month period, primarily the result of increased depreciation and technology equipment maintenance costs. Advertising costs also increased for both periods $7,000, or 25.6%, for the comparable three month periods and $38,500, or 60.3%, for the nine month period as the Company began promotion of the upcoming bank office in Pleasant Hill, Iowa. Other real estate expense increased for the three and nine month periods being compared primarily the result of loss on sale of real estate owned and repairs and maintenance costs on foreclosed real estate properties. Other expense increased for both periods being compared. The three month period ended March 31, 2004 increased $41, 000, or 56.2% over the same period ended 2003 and the nine month period ended 2004 increased $52,000, or 21.0%. The other expense increases were largely comprised of increases in employee education costs, technology consulting fees, and Federal Reserve charges.

TAXES ON INCOME

Income taxes decreased $33,800 for the three month period ended March 31, 2004 as compared to the same period ended March 31, 2003, but increased $52,000 for the comparable nine month periods. The change in taxes on income for both periods is primarily the result of change in earnings before taxes. The effective tax rate for the three month period ended March 31, 2004 was 31.6% as compared to 34.6% for the same period ended 2003. For the nine month period ended March 31, 2004 the effective tax rate was 33.2% compared to 33.7% for the same period ended 2003.

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

In the event that management's evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses. See "Provision for Losses on Loans."


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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio was 7.48% on March 31, 2004 and 9.14% on June 30, 2003.

At March 31, 2004, the Company had advances of $6.9 million outstanding from the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At March 31, 2004, the Company had outstanding commitments to extend credit which totaled $7,815,300 (including $1,475,000 in available revolving commercial lines of credit). At March 31, 2004, certificates of deposit scheduled to mature in one year or less totaled $17.6 million. Management believes, that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At March 31, 2004, the Bank had tangible and core capital of $9.1 million, or 9.5% of adjusted total assets, which was approximately $7.6 million and $5.2 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At March 31, 2004, the Bank had risk-based capital of $9.6 million (including $9.1 million in core capital), or 13.8% of risk-weighted assets of $69.6 million. This amount was $4.1 million above the 8.0% requirement in effect on that date. The Bank is considered to be "well-capitalized" under Federal regulatory guidelines.

EFFECT OF NEW ACCOUNTING STANDARDS

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 as indicated above and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, SFAS No.150 requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS No.150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No.150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on the Company's financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. Fin 46 applies to a public entity that is a small business issuer at various dates in 2004 and 2005. The impact of adopting FIN 46 was not material to the Company's financial condition or results of operations.

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

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

        None, other than debt collection in the ordinary course of business.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        (e) The following table provides information about purchases by the company during the quarter ended March 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

                                        Issuer Purchases of Equity Securities
                                (a)                     (b)                          (c)                           (d)
                                                                                                             Maximum Number
                                                                                                            (or Approximate
                                                                                 Total Number of            Dollar Value) of
                               Total                  Average                  Shares Purchased as         Shares that May Yet
                              Number                   Price                    Part of Publicly           Be Purchased Under
                             of Shares               Paid Per                  Announced Plans or             the Plans or
     Period                  Purchased                 Share                        Programs                    Programs
     ------                  ---------               --------                  -------------------         -------------------
01/01/2004-                     100                   $13.00(1)                       - - -                       - - -
01/31/2004

02/01/2004-                    - - -                   - - -                          - - -                       - - -
02/29/2004

03/01/2004-                    - - -                   - - -                          - - -                       - - -
03/31/2004

      Total                     100                   $13.00                          - - -                       - - -

(1)   Share purchase occurred pursuant to a private offer.

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits: See Index to Exhibits

        (b) The following is a description of the Form 8-K furnished during the three months ended March 31, 2004:

              On January 22, 2004, current report on Form 8-K was furnished to announce the Company's earnings for the three month and six month periods ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HORIZON FINANCIAL SERVICES CORPORATION
                                        Registrant


Date: May 13, 2004                      /s/ Robert W. DeCook
                                        ----------------------------------------
                                        Robert W. DeCook
                                        President and Chief Executive Officer


Date: May 13, 2004                      /s/ Vicki Hladik
                                        ----------------------------------------
                                        Vicki Hladik
                                        Chief Financial Officer

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