Form 10-K
period 2004-06-30
HORIZON FINANCIAL SERVICES CORP
filed 2004-09-28
CIK 920600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to _______________________

            Commission file number 0-24036

                     HORIZON FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                     42-1419757
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

301 First Avenue East, Oskaloosa, Iowa                  52577-0008
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (641) 673-8328
                                                    --------------

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State the issuer's revenues for its most recent fiscal year: $6,765,914.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock as reported on the Nasdaq System as of September 3, 2004, was $8.64 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

      As of September 3, 2004, there were issued and outstanding 771,371 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2004.

      Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders to be held in October 2004.

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

      At June 30, 2004, the Company had $99.0 million of assets and $11.5 million of stockholders' equity (or 11.6% of total assets).

      The executive offices of the Company are located at 301 1st Avenue East, Oskaloosa, Iowa 52577, and its telephone number at that address is (641) 673-8328.

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

      The Bank has a mortgage loan origination office in Pleasant Hill, Iowa which serves Polk County and surrounding areas. The Bank will establish a retail banking office in Pleasant Hill, Iowa which is scheduled to open in late August of 2004.

      The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings and other funds, primarily to originate one-to-four family residential mortgage loans. To a lesser extent, the Bank also originates consumer loans, commercial business loans, multi-family and commercial real estate loans and residential construction loans. The Bank also invests in mortgage-backed and related securities, as well as investment securities. See "Originations of Loans and Mortgage-Backed Securities." At June 30, 2004, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) were secured by properties located in Iowa.

      The Bank's revenues are derived principally from interest on mortgage loans and securities and service fee income. The Bank does not originate loans to fund leveraged buyouts and has no loans to non-United States corporations or foreign governments.

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

      During fiscal 1995, the Company entered into a joint venture low income apartment housing project to take advantage of certain tax benefits available under Section 42 of the Internal Revenue Code of 1986, as amended. The apartment housing project is composed of 62 units and is located in Des Moines, Iowa. At June 30, 2004, the Company's equity investment in the project was $99,390, representing a 16.5% limited partnership interest in the project. The Company will receive tax credits of approximately $42,000 per year through 2005.

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

      Oskaloosa, Iowa is located in Mahaska County, approximately 60 miles southeast of Des Moines, Iowa. Mahaska County has a population of approximately 22,000. Oskaloosa, with a current population of approximately 10,500, is the county seat and the largest city in Mahaska County. Oskaloosa primarily has an agricultural economy and, to a lesser extent, light industrial and retail economies. Its light industrial economy, however, is mainly agricultural support. Major employers in the area include the Clow Valve Company, the Pella Corporation, Cargill, Musco Lighting, Vermeer Manufacturing, the V.A. Medical Center, 3-M Company, William Penn University and the Mahaska County Hospital.

      Local economic conditions in the Bank's Mahaska and Marion County markets have improved although the housing market, which has been a good economic engine, is weakening. Currently, farm prices for both grain and livestock are volatile, but farmers are not struggling. We are currently experiencing a decline in some lines of retail business in the Mahaska and Marion County markets. Local economic conditions in Polk County are better and offer the Bank a good opportunity to extend its lending area through the Bank's new office in Pleasant Hill, Iowa. However, in the event current economic and market conditions worsen in the Mahaska and Marion County markets, loan demand and existing loans may be affected, which could adversely affect the financial condition and the results of operations of the Company and the Bank.

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

Lending Activities of the Bank

General. The Company currently focuses lending efforts on originating competitively priced adjustable-rate loan products and fixed-rate loan products, real estate, commercial and consumer, with relatively short terms to maturities. The Company also makes a small amount of longer term fixed-rate real estate mortgages for its portfolio from time to time. This allows the Company to maintain a portfolio of loans that will be sensitive to changes in the level of interest rates while providing a reasonable spread to the cost of liabilities used to fund the loans. The Company also makes long-term, fixed-rate mortgage loans, which are sold in the secondary market.

      See "Originations of Loans and Mortgage-Backed Securities." At June 30, 2004, the Bank's net loan portfolio totaled $79.4 million.

      Several loan officers of the Bank and all members of the Board of Directors serve as Loan Committee members on a rotating basis. At any given time, the approval of at least three directors is required to approve real estate loans over $200,000. Loan Committee approval is currently required for unsecured and secured consumer loans of more than $100,000 and $120,000, respectively, and unsecured and secured commercial business loans of more than $50,000 and $200,000, respectively. The Board of Directors must approve all commercial business loans with a balance exceeding $350,000.

      The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank can invest in any one real estate project is, with certain exceptions, generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Banks." At June 30, 2004, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities under the applicable federal regulations was approximately $1,510,200. However, at June 30, 2004 the Board of Directors of the Bank had a self-imposed $1,000,000 general limitation.

      The Bank reserves the right to change or discontinue lending programs to respond to regulatory or competitive factors.

      Portfolio Composition. The following table presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                   At June 30,
                                                 --------------------------------------------------------------------------------
                                                          2004                         2003                         2002
                                                 ----------------------       ----------------------       ----------------------
                                                  Amount        Percent        Amount        Percent        Amount        Percent
                                                 -------        -------       -------        -------       -------        -------
                                                                              (Dollars in Thousands)
Real Estate:
------------
 One-to-four family .........................    $36,619           45.7%      $34,975           53.3%      $38,553           58.7%
 Commercial real estate .....................      6,241            7.8         7,117           10.9         7,020           10.7
 Multi-family ...............................        413             .5           796            1.2         1,363            2.1
 Residential construction ...................      7,106            8.9         2,357            3.6         1,475            2.2
                                                 -------        -------       -------        -------       -------        -------
     Total real estate loans ................     50,379           62.9        45,245           69.0        48,411           73.7
                                                 -------        -------       -------        -------       -------        -------

Other Loans:
------------
 Consumer Loans:
  Automobile ................................      3,113            3.9         2,996            4.6         3,171            4.8
  Home improvement ..........................         70             .1            86             .1           299             .5
  Deposit account ...........................        227             .3           297             .4           265             .4
  Other .....................................      4,404            5.5         3,656            5.6         3,121            4.8
                                                 -------        -------       -------        -------       -------        -------
     Total consumer loans ...................      7,814            9.8         7,035           10.7         6,856           10.5
 Commercial business loans ..................     21,910           27.3        13,308           20.3        10,386           15.8
                                                 -------        -------       -------        -------       -------        -------
     Total other loans ......................     29,724           37.1        20,343           31.0        17,242           26.3
                                                 -------        -------       -------        -------       -------        -------
     Total loans receivable, gross ..........     80,103          100.0%       65,588          100.0%       65,653          100.0%
                                                                =======                      =======                      =======

Less:
-----
 Deferred fees and discounts.................         27                           25                           17
 Allowance for losses........................        697                          556                          537
                                                 -------                      -------                      -------
 Total loans receivable, net.................    $79,379                      $65,007                      $65,099
                                                 =======                      =======                      =======

      The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                        At June 30,
                                                           ----------------------------------------------------------------------
                                                                   2004                     2003                     2002
                                                           --------------------     --------------------     --------------------
                                                            Amount      Percent      Amount      Percent      Amount      Percent
                                                           -------      -------     -------      -------     -------      -------
                                                                                   (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
   Real estate:
      One-to-four family ..............................    $12,315         15.4%    $11,826         18.0%    $10,891         16.6%
      Commercial real estate ..........................      2,599          3.2       3,318          5.1       2,882          4.4
      Multi-family ....................................        413           .5         796          1.2         854          1.3
      Residential construction ........................      5,126          6.4       2,357          3.6       1,475          2.2
                                                           -------      -------     -------      -------     -------      -------
        Total fixed-rate real estate loans ............     20,453         25.5      18,297         27.9      16,102         24.5

      Consumer ........................................      7,623          9.5       6,845         10.4       6,800         10.4
      Commercial business .............................     14,275         17.9      10,187         15.6       8,676         13.2
                                                           -------      -------     -------      -------     -------      -------
        Total fixed-rate loans ........................     42,351         52.9      35,329         53.9      31,578         48.1
                                                           -------      -------     -------      -------     -------      -------

Adjustable-Rate Loans:
----------------------
   Real estate:
      One-to-four family ..............................     24,304         30.3      23,149         35.3      27,662         42.1
      Commercial real estate ..........................      3,642          4.6       3,799          5.8       4,138          6.3
      Multi-family ....................................         --           --          --           --         509           .8
      Residential construction ........................      1,980          2.5          --           --          --           --
                                                           -------      -------     -------      -------     -------      -------
        Total adjustable-rate real estate loans .......     29,926         37.4      26,948         41.1      32,309         49.2

      Consumer ........................................        191           .2         190           .3          56           .1
      Commercial business .............................      7,635          9.5       3,121          4.7       1,710          2.6
                                                           -------      -------     -------      -------     -------      -------
        Total adjustable-rate loans ...................     37,752         47.1      30,259         46.1      34,075         51.9
                                                           -------      -------     -------      -------     -------      -------
        Total loans, receivable, gross ................     80,103        100.0%     65,588        100.0%     65,653        100.0%
                                                                        =======                  =======                  =======

Less:
-----
   Deferred fees and discounts ........................         27                       25                       17
   Allowance for loan losses ..........................        697                      556                      537
                                                           -------                  -------                  -------
        Total loans receivable, net....................    $79,379                  $65,007                  $65,099
                                                           =======                  =======                  =======

      The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 2004. Mortgages which have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                      Real Estate
                        -----------------------------------------
                                                   Residential                                 Commercial
                             Mortgage(1)          Construction            Consumer               Business              Total
                        -------------------    ------------------    ------------------     ------------------   ------------------
                                   Weighted              Weighted              Weighted               Weighted             Weighted
                                    Average               Average               Average                Average              Average
                         Amount      Rate       Amount     Rate       Amount      Rate       Amount     Rate      Amount     Rate
                        -------    --------    -------   --------    -------   --------     -------   --------   -------   --------
                                                                   (Dollars in Thousands)
      Due During
     Years Ending
       June 30,
----------------------
2005(2) ..............  $12,215      6.39%     $ 6,950     6.14%     $ 1,861      8.35%     $10,908     7.25%    $31,934     6.74%
2006 to 2009 .........   10,419      6.65          156     6.00        4,267      8.48        7,803     6.30      22,465     6.87
2010 and following ...   20,639      6.64           --       --        1,686      7.37        3,199     7.12      25,524     6.75
                        -------                -------               -------                -------              -------
   Total..............  $43,273      6.57%     $ 7,106     6.14%     $ 7,814      8.21%     $21,910     6.89%    $80,103     6.78%
                        =======                =======               =======                =======              =======

----------

(1) Includes one-to-four family, multi-family and commercial real estate mortgage loans.

(2)   Includes demand loans and loans having no stated maturity.

      The total amount of loans that are due after June 30, 2005 and have predetermined interest rates is $37.4 million, while the total amount of loans due after such date with floating or adjustable interest rates is $10.8 million.

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

      The Bank currently originates ARM loans and fixed-rate loans for retention in the Bank's loan portfolio. During the fiscal year ended June 30, 2004 ("fiscal 2004"), the Bank originated $10.3 million of adjustable-rate, one-to-four family real estate loans (including $2.6 million of residential construction loans) and $25.1 million of fixed-rate one-to-four family loans (including $8.3 million of residential construction loans). The Bank's one-to-four family residential mortgage originations are primarily in its market area.

      The Bank currently originates adjustable-rate, one-to-four family residential mortgage loans with a maximum term of 30 years. Fixed-rate loans originated for its portfolio are generally originated up to a maximum term of 30 years. Fixed-rate mortgage loans originated by the Bank in excess of 15 years are generally sold in the secondary market. The Bank originated $12.3 million of fixed-rate loans for sale during fiscal 2004.

      One-to-four family loan originations are generally made in amounts of up to 95% of the appraised value or selling price of the security property, whichever is less. For loans originated with loan-to-value ratios of greater than 80%, the Bank typically requires private mortgage insurance to reduce the Bank's exposure to 80% of the appraised value or selling price of the security property.

      The Bank currently offers one-year, three-year and five-year balloon loans that convert into ARM loans with annual adjustment after the initial term. Rates are determined in accordance with market and competitive factors. The Bank's ARM products generally carry interest rates which, pursuant to the terms of the note, may be reset to a stated margin over the index utilized by the Bank, which is currently the National Average Contract Rate for Previously Owned Homes. The adjustable-rate loans currently originated by the Bank provide for a maximum 2% annual cap, and a maximum 6% lifetime cap on the interest rate over the rate in effect on the date of origination. The annual and lifetime caps on interest rate increases reduce the extent to which these loans can help protect the Bank against interest rate risk and may cause these loans not to be as sensitive as the Bank's cost of funds. The Bank's ARM loans are not convertible into fixed-rate loans. All of the Bank's one-to-four family loans are not assumable, do not contain prepayment penalties and do not produce negative amortization. Approximately 31.1% of the loans secured by one-to-four family real estate originated by the Bank during fiscal 2004 were originated with adjustable rates of interest. See "Originations of Loans and Mortgage-Backed Securities."

      At June 30, 2004, the Bank was not servicing any loans other than loans it originated. As of June 30, 2004, the Bank's residential ARM loan portfolio totaled $24.3 million, or 30.3% of the Bank's gross loan portfolio as compared to the residential fixed-rate, mortgage loan portfolio which totaled $12.3 million, or 15.4% of the Bank's gross loan portfolio. ARM loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates increasing potential losses from defaults.

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

      At June 30, 2004, non-performing one-to-four family residential mortgages totaled $1.4 million, or 4.0% of total one-to-four family residential mortgages and 1.8% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

      To supplement loan demand in the Bank's primary market area the Bank purchases mortgage-backed and related securities. The Bank purchased $2.2 million, $6.4 million and $4.9 million of mortgage-backed and related securities during fiscal 2004, the fiscal year ended June 30, 2003 ("fiscal 2003") and the fiscal year ended June 30, 2002 ("fiscal 2002"), respectively. See "Originations of Loans and Mortgage-Backed Securities."

      Residential Construction Lending. The Bank makes construction loans to individuals for the construction of their residences and, from time to time, to established builders and developers for the construction of residential homes without an underlying sales contract. At June 30, 2004, the Bank's construction loan portfolio totaled $7.1 million, or 8.9% of its gross loan portfolio. As of that date substantially all of these loans were in the Company's primary market area.

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

      Multi-Family/Commercial Real Estate Lending. Horizon Federal also makes real estate loans secured by multi-family and non-residential properties.
Horizon Federal's multi-family residential loans are primarily secured by apartment buildings located within the Bank's market area. The commercial real estate loans originated by the Bank are primarily secured by office buildings, churches, storage facilities, and other income-producing properties. At June 30, 2004, $413,000, or 0.5%, of the Bank's gross loan portfolio consisted of multi-family loans and $6.2 million, or 7.8%, of the Bank's gross loan portfolio consisted of commercial real estate loans.

      Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to a greater extent than residential loans to adverse conditions in the economy. In dealing with these risk factors, the Bank generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience.

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

      At June 30, 2004, the Bank had no multi-family or commercial real estate loans to one borrower, or group of borrowers, which had an existing carrying value in excess of $630,000. The Bank had only six commercial and multi-family real estate loans which exceeded $300,000 at June 30, 2004, all of which were performing in accordance with their repayment terms.

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

      At June 30, 2004, non-performing multi-family and commercial real estate loans totaled $82,000, or 1.3% of total multi-family and commercial real estate loans and .1% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

      Consumer Lending. Management believes that offering consumer loan products helps reinforce and expand the Bank's customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report"). The Bank currently originates substantially all of its consumer loans in its primary market area. At June 30, 2004, the Bank's consumer loans totaled $7.8 million, or 9.8% of the Bank's gross loan portfolio.

      Horizon Federal offers a variety of consumer loans for various purposes with terms up to 15 years. The majority of lending is for automobiles and other personal purposes. At June 30, 2004, the outstanding balances on automobile loans totaled $3.1 million, or 3.9%, of the Bank's gross consumer loan portfolio.

      In addition, Horizon Federal offers Visa and MasterCard credit cards. Both types of lending generally present more credit risk to the Bank than one-to-four family residential lending. At June 30, 2004, the Bank had $31,500 of credit card loans outstanding and $231,000 of unused credit available under its credit card program.

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

      Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2004, non-performing consumer loans totaled $251,000, or 3.2% of total consumer loans and .3% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

      Commercial Business Lending. The Bank also originates commercial business loans. The Bank offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Most of the Bank's commercial business loans have been extended to finance local businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At June 30, 2004, commercial business loans totaled $21.9 million, or 27.3% of the Bank's gross loan portfolio.

      The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans may not exceed 75% of the value of the collateral securing the loan.

      The two largest commercial business loans outstanding at June 30, 2004 were a $1.25 million business line of credit to a local telecommunications company and a $1.1 million loan to a local university. At June 30, 2004, these lines of credit were performing in accordance with their repayment terms. The Bank had only fourteen other commercial business loans in excess of $300,000 at June 30, 2004, all of which were performing in accordance with their repayment terms at such date.

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

      The Bank recognizes the generally increased credit risks associated with commercial and industrial lending. Horizon Federals commercial business lending policy emphasizes assessment of past, present and future cash flows, analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Thorough credit file documentation is also an important aspect of Horizon Federals credit administration. At June 30, 2004, non-performing commercial business loans totaled $843,000, or 3.8% of total commercial business loans and 1.05% of the Bank's gross loan portfolio. See "Asset Quality - Non-Performing Assets."

Originations of Loans and Mortgage-Backed Securities

      The Bank originates real estate loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers and builders. The Bank originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition. During each of fiscal 2004, 2003 and 2002 the Bank's dollar volume of fixed rate real estate loan originations exceeded its adjustable-rate real estate loan originations.

      The Bank does not generally purchase loans or loan participations. In times of low levels of loan demand, the Bank has invested its excess funds in mortgage-backed and related securities. During fiscal 2004, 2003 and 2002 the Bank purchased $2.2, $6.4 and $4.9 million, respectively, of mortgage-backed and related securities. During fiscal 2004, the Bank funded its purchases of mortgage-backed and related securities primarily with sales and repayments of mortgage loans and mortgage-backed and related securities and customer deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report.

      The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                                 Year Ended June 30,
                                                       ----------------------------------------
                                                         2004            2003            2002
                                                       --------        --------        --------
                                                                (Dollars in Thousands)
Originations by type:
---------------------
 Adjustable-rate:
  Real estate
   - One-to-four family ............................   $  7,612        $  5,858        $  7,296
   - Multi-family ..................................         --              --              --
   - Commercial real estate ........................        503             451           1,504
   - Residential construction ......................      2,640             126              --
  Non-real estate
   - Consumer ......................................         --             178              --
   - Commercial business ...........................      4,056           1,083           1,238
                                                       --------        --------        --------
         Total adjustable-rate .....................     14,811           7,696          10,038
                                                       --------        --------        --------

 Fixed-rate:
  Real estate
   - One-to-four family ............................     16,858          10,511           8,980
   - Multi-family ..................................         --              --              --
   - Commercial real estate ........................        250             950           1,338
   - Residential construction ......................      8,269           3,279           3,520
  Non-real estate
   - Consumer ......................................      6,909           6,116           5,556
   - Commercial business ...........................     11,596           6,002           4,882
                                                       --------        --------        --------
         Total fixed-rate ..........................     43,882          26,858          24,276
                                                       --------        --------        --------
         Total loans originated ....................     58,693          34,554          34,314

Total loan purchases ...............................         --              --              --
Total loan sales ...................................    (12,452)        (10,420)        (11,055)
Total loan repayments ..............................    (31,242)        (23,816)        (23,852)
(Decrease) increase in other items, net ............       (627)           (410)            246
                                                       --------        --------        --------
         Net increase (decrease) ...................   $ 14,372        $    (92)       $   (347)
                                                       ========        ========        ========

      The following table shows the purchase, sale and repayment activities of the Bank's mortgage-backed and related securities for the periods indicated.

                                                                     Year Ended June 30,
                                                          -----------------------------------------
                                                            2004              2003            2002
                                                          -------           -------         -------
                                                                     (Dollars in Thousands)
Purchases:
  Mortgage-backed and related securities .............    $ 2,161           $ 6,387         $ 4,855
  Collateralized Mortgage Obligation .................         --                --              --
                                                          -------           -------         -------
        Total ........................................      2,161             6,387           4,855
                                                          =======           =======         =======

Sales:
  Mortgage-backed and related securities .............     (1,240)               --            (430)
  Collateralized Mortgage Obligation .................         --                --          (2,970)
                                                          -------           -------         -------
        Total ........................................     (1,240)               --          (3,400)
                                                          =======           =======         =======

Repayments:
  Mortgage-backed and related securities .............     (4,066)           (3,874)         (3,284)
  Collateralized Mortgage Obligation .................         --              (460)           (605)
  Net (Amortization)/Accretion MBS and CMOs ..........       (113)              (72)            (60)
  (Decrease)/increase in other items, net ............       (380)               52            (117)
                                                          -------           -------         -------
        Net (decrease)/increase ......................    $(3,638)          $ 2,033         $(2,611)
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

      The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of category at June 30, 2004. The amounts presented represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                                 Loans Delinquent For:
                          ----------------------------------------------------------------------------------------------------------
                                 30-59 Days                 60-89 Days              90 Days and Over                Total
                          ----------------------------------------------------------------------------------------------------------
                                            Percent                    Percent                    Percent                    Percent
                                            of Loan                    of Loan                    of Loan                    of Loan
                          Number   Amount  Category  Number   Amount  Category  Number   Amount  Category  Number   Amount  Category
                          ----------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Real Estate:
One-to-four family ......    21    $1,159     3.2%        8   $  353      1.0%      35    $1,447    3.9%       64   $2,959     8.1%
Multi-family ............    --        --      --        --       --       --       --        --     --        --       --      --
Commercial real estate ..     2       614     9.9         2      227      3.6        2        82    1.3         6      923    14.8
Consumer ................    24       155     2.0        21      261      3.3       32       251    3.2        77      667     8.5
Commercial business .....    12     1,195     5.5        11      544      2.5       18       843    3.8        41    2,582    11.8
                          -----    ------            ------   ------            ------    ------           ------   ------
   Total ................    59    $3,123     3.9%       42   $1,385      1.8%      87    $2,623    3.3%      188   $7,131     9.0%
                          =====    ======            ======   ======            ======    ======           ======   ======

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

                                                          At June 30,
                                                 -----------------------------
                                                  2004        2003       2002
                                                 ------      ------     ------
                                                    (Dollars in Thousands)
Non-accruing loans:
   One-to-four family .......................    $1,447      $1,928     $1,383
   Commercial real estate ...................        82          --         --
   Consumer .................................       251         332        252
   Commercial business ......................       843         395        282
                                                 ------      ------     ------
        Total ...............................     2,623       2,655      1,917
                                                 ------      ------     ------

Accruing loans 90 days or more:
   One-to-four family .......................        --          --         --
   Commercial ...............................        --          --         --
                                                 ------      ------     ------
        Total ...............................        --          --         --
                                                 ------      ------     ------

Foreclosed assets:
   One-to-four family .......................       147          84        206
   Commercial real estate ...................        --         260         --
   Consumer .................................        34          --          4
                                                 ------      ------     ------
        Total ...............................       181         344        210
                                                 ------      ------     ------

Total non-performing assets .................    $2,804      $2,999     $2,127
                                                 ======      ======     ======
Total as a percentage of total assets .......      2.83%       3.28%      2.41%
                                                 ======      ======     ======

      For fiscal 2004, 2003 and 2002 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $268,000, $291,000 and $198,000, respectively, of which $116,000, $133,000 and $92,000, respectively, was included in interest income for such period.

      At June 30, 2004, there were no non-performing loans to a single borrower or group of related borrowers in excess of $337,000. At June 30, 2004, there were no nonaccruing loans contained in the foregoing table which was not described in "Other Loans of Concern" or "Classified Assets" below.

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

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2004, the Bank had classified a total of $2.6 million of its assets as substandard, $109,000 as doubtful and $68,000 as loss. All portions of a loan which are classified as loss are reserved for at a rate of 100%.

      At June 30, 2004, total classified assets comprised $2.8 million, or 24.4% of the Bank's capital, or 2.8% of the Bank's total assets.

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 2004, the Bank had an allowance for loan losses of $697,000, or approximately 0.88% of total loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Losses on Loans" in the Annual Report.

      The following table sets forth an analysis of the Bank's allowance for losses on loans.

                                                                           Year Ended June 30,
                                                                      -----------------------------
                                                                       2004        2003        2002
                                                                      -----       -----       -----
                                                                          (Dollars in Thousands)
Balance at beginning of period .....................................  $ 556       $ 537       $ 369

Charge-offs:
   One-to-four family ..............................................     --         (34)       (108)
   Commercial real estate ..........................................     --          --          --
   Commercial business .............................................    (86)        (66)         (2)
   Consumer ........................................................    (92)       (123)        (55)
                                                                      -----       -----       -----
      Total charge-offs ............................................   (178)       (223)       (165)
                                                                      -----       -----       -----

Recoveries:
   One-to-four family ..............................................     --           1          --
   Commercial Business .............................................     15          --          --
   Consumer ........................................................      4           5           1
                                                                      -----       -----       -----
      Total recoveries .............................................     19           6           1
                                                                      -----       -----       -----

Net charge-offs ....................................................   (159)       (217)       (164)
Provisions charged to operations ...................................    300         236         332
                                                                      -----       -----       -----
Balance at end of period ...........................................  $ 697       $ 556       $ 537
                                                                      =====       =====       =====

Ratio of net charge-offs during the period to average loans
outstanding during the period ......................................    .22%        .33%        .25%

      During fiscal 2004, 2003 and 2002, management recorded provisions for loan losses of $300,000, $236,000 and $332,000, respectively. These provisions were primarily the result of charge-offs on loans and foreclosed assets incurred during the periods, as well as a result of management's assessment of additional credit risk associated with the increased level of the Bank's consumer and commercial business portfolios during such periods.

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                     At June 30,
                                   ---------------------------------------------------------------------------------
                                           2004                          2003                          2002
                                   -----------------------       ---------------------         ---------------------
                                                Percent of                     Percent                       Percent
                                                 Loans in                     of Loans                      of Loans
                                                   Each                        in Each                       in Each
                                                 Category                     Category                      Category
                                                 to Total                     to Total                      to Total
                                   Amount         Loans          Amount         Loans          Amount         Loans
                                   ------       ----------       ------       --------         ------       --------
                                                                (Dollars in Thousands)
One-to-four family ............     $ 117          45.7%          $ 122          53.3%          $ 100          58.7%
Multi-family ..................         1            .5               2           1.2               3           2.1
Commercial real estate ........        32           7.8              29          10.9              22          10.7
Residential construction ......        18           8.9               7           3.6               4           2.2
Consumer ......................       164           9.8             183          10.7             170          10.5
Commercial business ...........       215          27.3             160          20.3             168          15.8
Unallocated ...................       150            --              53            --              70            --
                                    -----         -----           -----         -----           -----         -----
   Total ......................     $ 697         100.0%          $ 556         100.0%          $ 537         100.0%
                                    =====         =====           =====         =====           =====         =====

Investment Activities

      Horizon Federal must maintain investments that qualify as liquid assets in order to meet the safety and soundness standards under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements previously imposed by OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2004, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.1%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

      Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Subject to the Board's direction, the Investment Committee meets at least monthly to review the Bank's investments and objectives for its investment portfolio. The Bank's investment policy has established methods and strategies for each type of security. It is the Bank's general policy to purchase investment securities which are U.S. government securities or federal agency obligations or other issues that are rated investment grade.

      The Bank has a portfolio of mortgage-backed and related securities and has utilized such investments to complement its mortgage lending activities. At June 30, 2004, the Bank's mortgage-backed and related securities totaled $7.9 million, or 8.0% of total assets. For information regarding market values of the Bank's mortgage-backed and related securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report.

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

      OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." At June 30, 2004, all of the Bank's investment, mortgage-backed and related securities were classified as available-for-sale and carried at fair value.

      The following table sets forth the composition of the Bank's portfolio of investment and mortgage-backed securities at the dates indicated.

                                                                                         At June 30,
                                                               --------------------------------------------------------------
                                                                       2004                  2003                  2002
                                                               --------------------------------------------------------------
                                                               Carrying    % of     Carrying      % of     Carrying     % of
                                                                 Value     Total      Value       Total      Value      Total
                                                               --------------------------------------------------------------
                                                                                    (Dollars in Thousands)
Investment Securities:
   U.S. government securities .............................    $    --         --%   $    --          --%   $    --         --%
   Federal agency obligations .............................        495        7.9         --          --         --         --
   Small business administration loans ....................        364        5.8        623         6.8        667        8.9
   Equity securities (1) ..................................      2,178       34.7      2,406        26.2      1,908       25.6
   Corporate Bonds ........................................      1,551       24.7      2,603        28.3         --         --
                                                               -------    -------    -------     -------    -------    -------
      Subtotal ............................................      4,588       73.1      5,632        61.3      2,575       34.5
   FHLB stock .............................................        464        7.4        509         5.5        509        6.8
                                                               -------    -------    -------     -------    -------    -------
      Total investment securities and FHLB stock ..........      5,052       80.5      6,141        66.8      3,084       41.3
Other Interest-Earning Assets:
   Interest-bearing deposits with banks ...................      1,224       19.5      3,049        33.2      4,374       58.7
                                                               -------    -------    -------     -------    -------    -------
      Total ...............................................    $ 6,276      100.0%   $ 9,190       100.0%   $ 7,458      100.0%
                                                               =======    =======    =======     =======    =======    =======

   Average remaining life or term to repricing of
   investment securities and other interest-earning
   assets excluding FHLB stock ............................        2.90 years             1.43 years             1.20 years

Mortgage-Backed and Related Securities:
   CMOs ...................................................    $    --         --%   $    --          --%   $   462        4.9%
   FHLMC ..................................................      1,303       16.5      1,021         8.8         --         --
   FNMA ...................................................      5,097       64.5      6,737        58.4      3,077       32.3
   GNMA ...................................................      1,506       19.0      3,786        32.8      5,972       62.8
   Other ..................................................         --         --         --          --         --         --
                                                               -------    -------    -------     -------    -------    -------
      Total mortgage-backed and related securities ........    $ 7,906      100.0%   $11,544       100.0%   $ 9,511      100.0%
                                                               =======    =======    =======     =======    =======    =======

(1) Consists primarily of stocks of publicly traded financial institutions and holding companies, and mutual funds.

      The  composition   and  maturities  of  the  debt  investment   securities
portfolio, excluding equity securities and FHLB stock, are indicated in the following table.

                                                                              At June 30, 2004
                                                 --------------------------------------------------------------------------
                                                 Less Than     1 to 5       5 to 10       Over 10      Total Debt Investment
                                                  1 Year        Years        Years         Years            Securities
                                                 --------------------------------------------------------------------------
                                                 Carrying     Carrying     Carrying      Carrying       Book         Market
                                                   Value        Value        Value         Value       Value         Value
                                                 --------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
U.S. government securities ..................     $    --     $    --       $    --       $    --     $    --       $    --
Federal agency obligations ..................          --          --            --            --          --            --
Corporate Bonds .............................         506       1,045            --            --       1,551         1,551
Small business administration loans .........          --          --            --           364         364           364
                                                  -------     -------       -------       -------     -------       -------
Total .......................................     $   506     $ 1,045       $    --       $   364     $ 1,915       $ 1,915
                                                  =======     =======       =======       =======     =======       =======
Weighted average yield ......................        6.85%       6.31%           --%         7.88%       6.75%         6.75%

      The following table sets forth the contractual maturities of the Bank's mortgage-backed and related securities at June 30, 2004; however, the expected average life to maturity of this portfolio is generally two to ten years.

                                               Due in                                  At
                        ---------------------------------------------------         June 30,
                                         1 to           5 to         10 and           2004
                        Less than     Less than      Less than        Over          Balance
                          1 Year       5 Years        10 Years        Years       Outstanding
                        ---------     ---------      ---------       ------       -----------
                                              (Dollars in Thousands)
FHLMC .................   $   --        $   --         $   --        $1,303         $1,303
FNMA ..................       --            --            833         4,264          5,097
GNMA ..................       --            --             --         1,506          1,506
CMOs ..................       --            --             --            --             --
                          ------        ------         ------        ------         ------

Total .................   $   --        $   --         $  833        $7,073         $7,906
                          ======        ======         ======        ======         ======

      At June 30, 2004, the Bank's portfolio of investment and mortgage-backed securities contained two mutual funds of one issuer with an aggregate book value of $1.4 million, or 14.5% of the Bank's stockholders' equity, and three corporate bonds of various issuers with an aggregate book value of $1.5 million, or 16.0% of the Bank's stockholders' equity. There were no other securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding securities issued by the U.S. government or its agencies.

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

      Borrowings, primarily FHLB advances, are used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support lending activities including purchases of mortgage-backed securities. At June 30, 2004, the Bank had total FHLB advances of $7.96 million.

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

                                                                                At June 30,
                                                ---------------------------------------------------------------------------
                                                        2004                       2003                       2002
                                                ---------------------      ---------------------      ---------------------
                                                Amount        Percent       Amount       Percent       Amount       Percent
                                                -------       -------      -------       -------      -------       -------
                                                                          (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------

Commercial Demand ........................      $ 1,811           2.3%     $ 1,637           2.2%     $ 1,315           1.8%
Checking Accounts (0% to .75%) ...........       12,760          16.2        9,925          13.3        9,151          12.7
Savings Accounts (.60% to 1.35%) .........       34,150          43.4       32,720          44.0       31,754          44.2
Money Market Accounts (0%) ...............          265            .3          213            .3          362            .5
                                                -------       -------      -------       -------      -------       -------

Total Non-Certificates ...................       48,986          62.2       44,495          59.8       42,582          59.2
                                                -------       -------      -------       -------      -------       -------

Certificates:
-------------

0.00 - 3.99% .............................       23,108          29.4%      19,116          25.7%      13,197          18.3%
4.00 - 4.99% .............................        1,855           2.3        5,219           7.0        8,499          11.8
5.00 - 5.99% .............................        4,774           6.1        4,981           6.7        4,171           5.8
6.00 - 6.99% .............................           --            --          612            .8        3,485           4.8
7.00 - 7.99% .............................           --            --           --            --           20            .1
                                                -------       -------      -------       -------      -------       -------

Total Certificates .......................       29,737          37.8       29,928          40.2       29,372          40.8
                                                -------       -------      -------       -------      -------       -------
Total Deposits ...........................      $78,723         100.0%     $72,423         100.0%     $71,954         100.0%
                                                =======       =======      =======       =======      =======       =======

      The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2004.

                                                    0.00-        3.00-       4.00-       5.00-       6.00%                Percent of
                                                    2.99%        3.99%       4.99%       5.99%      or more      Total       Total
                                                   -------      -------     -------     -------     -------     -------   ----------
                                                                                (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 2004 ...........................     $ 4,466      $   502     $    84     $    27     $    --     $ 5,079       17.08%
December 31, 2004 ............................       5,045          353          --          14          --       5,412       18.20
March 31, 2005 ...............................       4,135          164          --         117          --       4,416       14.85
June 30, 2005 ................................       1,779          244           4         107          --       2,134        7.18
September 30, 2005 ...........................         724           71           6          55          --         856        2.88
December 31, 2005 ............................         989           17          84          48          --       1,138        3.83
March 31, 2006 ...............................         858           --         106          88          --       1,052        3.54
June 30, 2006 ................................         397           --         502          --          --         899        3.02
Thereafter ...................................         560        2,804       1,069       4,318          --       8,751       29.42
                                                   -------      -------     -------     -------     -------     -------     -------

Total ........................................     $18,953      $ 4,155     $ 1,855     $ 4,774     $    --     $29,737       100.0%
                                                   =======      =======     =======     =======     =======     =======     =======

Percent of total .............................       63.74%       13.97%       6.24%      16.05%       0.00%     100.0%
                                                   -------      -------     -------     -------     -------     ======

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2004.

                                                                                     Maturity
                                                        ------------------------------------------------------------------
                                                                         Over           Over
                                                        3 Months        3 to 6        6 to 12        Over 12
                                                        or Less         Months         Months         Months        Total
                                                        --------        ------        -------        --------      -------
                                                                              (Dollars in Thousands)
Certificates of deposit of less than
$100,000 ........................................        $3,929         $4,397         $5,942         $11,460      $25,728

Certificates of deposit of
$100,000 or more ................................           700          1,015            608           1,236        3,559

Public funds(1) .................................           450             --             --              --          450
                                                         ------         ------         ------         -------      -------

Total certificates of deposit ...................        $5,079         $5,412         $6,550         $12,696      $29,737
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

      The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                   Year Ended June 30,
                                        ---------------------------------------
                                         2004             2003             2002
                                        ------           ------          ------
                                                 (Dollars in Thousands)

    Maximum Balance:
    ----------------
        FHLB advances ..............    $7,958           $5,568          $8,591

    Average Balance:
    ----------------
        FHLB advances ..............    $6,410           $5,556          $6,747

      The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated. For additional information on the Bank's advances, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                      At June 30,
                                        ---------------------------------------
                                           2004           2003           2002
                                        ---------      ---------      ---------
                                                (Dollars in Thousands)

     FHLB advances ..................   $   7,958      $   5,545      $   5,571
                                        =========      =========      =========

     Weighted average interest
     rate of FHLB advances ..........        4.05%          5.21%          5.21%

Subsidiary Activities

      As a federally chartered savings bank, Horizon Federal is permitted by OTS regulations to invest up to 2% of its assets, or $1.9 million at June 30, 2004, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Horizon Federal's investment in its service corporation was approximately $114,000. Horizon Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

      Horizon Federal has one service corporation, Horizon Investment Services, Inc. ("HISI"), an Iowa corporation, located in Oskaloosa, Iowa. HISI, which changed its corporate name in August 1995 from SEI Service Corporation, was organized by the Bank in 1983 in order to offer a variety of investment products to customers of Horizon Federal. For the fiscal year ended June 30, 2004, HISI had a net income of $12,800.

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

      The Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

      (a) repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

      (b)   provided a uniform  framework for the  functional  regulation of the
            activities  of  banks,   savings   institutions  and  their  holding
            companies;

      (c) broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

      (d) provided an enhanced framework for protecting the privacy of consumer information; and

      (e)   addressed a variety of other legal and regulatory  issues  affecting
            day-to-day   operations   and  long-term   activities  of  financial
            institutions.

      The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

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

      Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

o All financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and (iv) an independent audit function to test the anti-money laundering program.

o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Company's policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

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

      The SOA creates an independent auditing-oversight board under the SEC. It also increases penalties for corporate wrongdoers, forces faster and more extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The SOA also contains separate provisions that require signed certifications to be made by the chief executive officer and the chief financial officer of all public companies, and provides criminal penalties of up to $5.0 million and imprisonment of up to 20 years for an officer that willfully provides a certification knowing it to be untrue.

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

      Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings banks, such as Horizon Federal. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 30, 2003 and June 30, 2002, respectively. Under agency scheduling guidelines, another review is expected June 2005. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves and take other corrective actions. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for fiscal 2004 was $29,600.

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

      In addition, the investment, lending and branching authority of the Bank is prescribed by federal law, and it is prohibited from engaging in any activities not permitted by such laws. For example, the permissible level of investment by federal associations, subject to safety and soundness restrictions, (1) in loans secured by non-residential real property may not exceed 400% of total capital, (2) in commercial loans may not exceed 20% of assets, provided that amounts in excess of 10% of assets may only be small business loans, (3) in loans related to leasing of tangible personal property may not exceed 10% of assets, and (4) in loans for personal, family and household purposes, when combined with commercial paper and corporate debt securities, may not exceed 35% of assets. The Bank is in compliance with the noted restrictions. Federal savings associations are also generally authorized to branch nationwide. Federal associations such as Horizon Federal may designate under which investment authority (or basket) it made a loan or investment if that loan or investment is authorized under different sections of the law.

      The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $1.0 million or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2004, the Bank's lending limit under this restriction was approximately $1.5 million.

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

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2004, the Bank was classified as a well-capitalized institution.

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

      Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

      Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2004, the Bank did not have any intangible assets or purchased mortgage servicing rights.

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

      At June 30, 2004, the Bank had tangible capital of $9.4 million, or 9.6% of adjusted total assets, which is approximately $7.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also effectively require core capital equal to at least 3% to 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At June 30, 2004, the Bank had no intangible assets which were subject to these tests. At June 30, 2004, the Bank had core capital equal to $9.4 million, or 9.6% of adjusted total assets, which is $5.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2004, the Bank had no capital instruments that qualify as supplementary capital, and $654,000 of general loss reserves, which was less than 1.25% of risk-weighted assets. Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Horizon Federal had no exclusions from capital and assets at June 30, 2004. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.

      On June 30, 2004, the Bank had total capital of $10.1 million (including $9.4 million in core capital and $654,000 in qualifying supplementary capital) and risk-weighted assets of $73.5 million (including $1.26 million in converted off-balance sheet assets); or total capital of 13.7% of risk-weighted assets. This amount was $4.2 million above the 8% requirement in effect on that date.

      Prompt Corrective Action. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

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

      Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Such assets primarily consist of residential housing related loans and investments. At June 30, 2004, the Bank met the test and has always met the test since its effectiveness.

      Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities impermissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

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

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance for June 2003 and received a rating of "outstanding."

      Activities of Associations and Their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

      The OTS may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the FDIC. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

      Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member Savings Bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company that is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

      On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

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

      Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2004, the Bank had $464,000 in FHLB stock, which was in compliance with this requirement. For fiscal 2004 and 2003, dividends paid by the FHLB of Des Moines to Horizon Federal totaled $9,000 and $15,300 respectively.

      Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. In addition, the federal agency that regulates the FHLBs has required each bank to register its stock with the SEC, which will increase the costs of each bank and may have other effects that are not possible to predict at this time.

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

      To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2004, the Bank's Excess for tax purposes totaled approximately $1.263 million.

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

      Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax imposed by the State of Delaware.

Effect of New Accounting Standards

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which provides guidance on consolidation of variable interest entities. In December 2003, the FASB issued FIN 46 (Revised 2003) which deferred the effective date of FIN 46 for certain variable interest entities (i.e., non-special purpose entities) until the first interim or annual period ending after March 15, 2004. The adoption of the provisions of FIN 46 (Revised 2003) did not have a material effect on the Company's consolidated results of operations or financial position.

      In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 as indicated above and such adoption did not have a material effect on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, SFAS No.150 requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on the Company's financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a material impact on the Company's financial condition or results of operations.

      On March 9, 2004, the SEC issued Staff Accounting Bulleting (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 will act to significantly limit opportunities to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan. SAB 105 pertains to recognizing and disclosing the loan commitments and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The Company adopted the provisions of SAB 105 beginning April 1, 2004. Adoption of SAB 105 did not have a material impact on the Company's financial position or results of operations.

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

      The Bank serves Mahaska County and that portion of Marion County in and around Knoxville, Iowa as its primary market area. There are nine commercial banks, one savings bank, other than Horizon Federal, and three credit unions which compete for deposits and loans in Horizon Federal's primary market area. The Bank estimates its share of the savings market in its primary market area to be approximately 18%. Horizon Federal Savings Bank is also active in Polk County with a lending office that has less than 1% of that market.

Employees

      At June 30, 2004, the Bank had a total of 37 full-time and 6 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

      The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

      Vicki Hladik - Ms. Hladik, age 43, joined Horizon Federal in 1995 as Assistant Treasurer and was promoted to Controller and Treasurer of the Bank in 2001 and Chief Financial Officer in 2002. Ms. Hladik is in charge of the accounting department of the Bank.

      Kent R. Frankenfeld - Mr. Frankenfeld, age 47, joined the Bank in October 1994, as Vice President in charge of Marketing and Sales. Mr. Frankenfeld is department head for the retail division of the Bank.

      Michaela L. Barrett- Ms. Barrett, age 30, served Horizon Federal Savings Bank as a loan processor from 1994 through 2000. In 2003, Ms. Barrett returned as the department head of the Operations Department and is in charge of Technology and Compliance.

Item 2. Description of Property
        -----------------------

      The Bank conducts its business through three offices, two of which are located in Oskaloosa, Iowa and one in Knoxville, Iowa. The following table sets forth information relating to each of the Bank's offices as of June 30, 2004. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2004 was approximately $3.35 million. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report.

                                         Date            Total Approximate
          Location                     Acquired            Square Footage
----------------------------         ------------       ---------------------
Main Office:                             1964                  4,230
   301 First Avenue East
   Oskaloosa, Iowa

Branch Offices:
   509 A Avenue West                     1992                  3,277
   Oskaloosa, Iowa

   1022 West Pleasant Street             1979                  4,159
   Knoxville, Iowa

      Horizon Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company in Oskaloosa and Knoxville, Iowa.

      In April 2003, the Bank opened a mortgage loan origination office in Pleasant Hill, Iowa which serves Polk County and surrounding areas. In late August 2004, the Bank opened a retail banking office in Pleasant Hill, Iowa.

Item 3. Legal Proceedings
        -----------------

      Horizon Federal is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Horizon Federal in the proceedings, that the resolution of these proceedings should not have a material effect on Horizon Federal's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
        ------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

      Page 46 of the attached 2004 Annual Report to Stockholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan.

      The following table provides information as of June 30, 2004 related to our equity compensation plans in effect at that time.

                                            Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------
      Plan Category          Number of Securities       Weighted-average        Number of securities
                              to be Issued Upon        Exercise Price of        Remaining Available
                                 Exercise of          Outstanding Options,      for Future Issuance
                             Outstanding Options,      Warrants and Rights          Under Equity
                             Warrants and Rights                                 Compensation Plans
-------------------------------------------------------------------------------------------------------
  Equity Compensation
   Plans Approved by
    Security Holders                9,060                      $5.50                     --
-------------------------------------------------------------------------------------------------------
  Equity Compensation
  Plans Not Approved
  by Security Holders                  --                         --                     --
-------------------------------------------------------------------------------------------------------
         Total                      9,060                      $5.50                     --
-------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

      Pages 4 through 16 of the attached 2004 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Financial Statements
        --------------------

      The following information appears in the Company's 2004 Annual Report to Stockholders for fiscal 2004, and is incorporated herein by reference.

Annual Report Section                                           Pages in Annual Report
---------------------                                           ----------------------
Independent Auditors' Report                                              18

Consolidated Balance Sheets as of June 30, 2004 and 2003                  19

Consolidated Statements of Operations for the Years Ended                 20
June 30, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity
and Comprehensive Income for Years Ended
June 30, 2004, 2003 and 2002                                              21

Consolidated Statements of Cash Flows for Years Ended
June 30, 2004, 2003 and 2002                                              22

Notes to Financial Statements                                             23

      With the exception of the aforementioned information, the Company's Annual Report to Stockholders for fiscal 2004, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 8A. Controls and Procedures
         -----------------------

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 8B. Other Information
         -----------------

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

Directors

      Information concerning Directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on

October 28, 2004, a copy of which was filed with the Securities and Exchange Commission (the "SEC") on September 28, 2004.

Executive Officers

      Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I under the caption "Employees" of this Form 10-KSB is incorporated herein by reference.

Compliance with Section 16(a)

      Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2004, a copy of which was filed with the SEC on September 28, 2004.

Item 10. Executive Compensation
         ----------------------

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2004, a copy of which was filed with the SEC on September 28, 2004.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2004, a copy of which was filed with the SEC on September 28, 2004.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2004, a copy of which was filed with the SEC on September 28, 2004.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

      (a)   Exhibits - See Index to Exhibits.

      (b) Reports on Form 8-K - The following is a description of the Form 8-K filed during the three-month period ended June 30, 2004:

            On April 29, 2004, current report on Form 8-K was furnished to announce the Company's earnings for the three month and nine month periods ended March 31, 2004:

            On June 4, 2004, current report on Form-8K was furnished to announce the Company's approval of a stock repurchase plan.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

            Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 2004, a copy of which was filed with the SEC on September 28, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HORIZON FINANCIAL SERVICES
                                             CORPORATION

Date: September 28 , 2004                By: /s/ Robert W. DeCook
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


      /s/ Robert W. DeCook                         /s/ Thomas L. Gillespie
-----------------------------------------      ---------------------------------
Robert W. DeCook, Director, President and      Thomas L. Gillespie, Director and
Chief Executive Officer (Principal             Vice President
 Executive Officer)

Date: September 28, 2004                       Date: September 28, 2004
      ------------------                             ------------------


      /s/ Gary L. Rozenboom                       /s/ Michael F. Cooney, III
-----------------------------------------      ---------------------------------
Gary L. Rozenboom, Director                    Michael F. Cooney, III, Director

Date: September 28, 2004                       Date: September 28, 2004
      ------------------                             ------------------

     /s/ Vicki Hladik
---------------------------
Vicki Hladik, Treasurer and
Chief Financial Officer

Date: September 28, 2004
      ------------------

                                Index to Exhibits

 Exhibit
 Number                                   Document
 -------    --------------------------------------------------------------------

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

    10 Registrant's Employee Stock Ownership Plan, filed on March 18, 1994 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-76674), is incorporated herein by reference.

    10.1    Employment  Agreements  between  the Bank  and  Messrs.  DeCook  and
            Gillespie, filed as Exhibits 10.1 and 10.2, respectively, to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), are incorporated herein by reference.

    10.2 1994 Stock Option and Incentive Plan, filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

    10.3 Recognition and Retention Plan, filed as Exhibits 10.4 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994 (File No. 0-24036), is incorporated herein by reference.

    13      Annual Report to Stockholders

    21      Subsidiaries of the Registrant

    23      Consent of KPMG LLP

    31 Certification of Robert W. DeCook pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

    31.1    Certification   of  Vicki   Hladik   pursuant   to  Section  302  of
            Sarbanes-Oxley Act of 2002.

    32 Certifications of Robert W. DeCook pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of Vicki Hladik pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.