Form 10QSB
period 2004-09-30
HORIZON FINANCIAL SERVICES CORP
filed 2004-11-10
CIK 920600

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004
                               ---------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:   0-24036
                        --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                     780,431
              ------------                     -------
                Class                     Shares Outstanding
                                        as of October 31, 2004

Transitional Small Business Disclosure Format (check one):
Yes |_|:  No |X|

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY

                                      INDEX

Part I. Financial Information                                                       Page
                                                                                    ----
         Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2004 and June 30, 2004          2

         Consolidated Statements of Operations for the three months ended             3
         September 30, 2004 and 2003

         Consolidated Statements of Comprehensive Income for the three months         4
         ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows for the three months ended             5
         September 30, 2004 and 2003

         Notes to Consolidated Financial Statements                                   6

         Item 2.  Management's Discussion and Analysis                                8

         Item 3.  Controls and Procedures                                            14

Part II. Other Information                                                           16

         Signatures                                                                  18

         Index of Exhibits                                                           19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
        --------------------

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                           Consolidated Balance Sheets

                                                                September 30,             June 30,
Assets                                                                   2004                 2004
------                                                                   ----                 ----
                                                                   (Unaudited)
Cash and cash equivalents                                        $   2,736,567       $   1,863,244
Securities available-for-sale                                       11,553,230          12,494,069
Loans receivable, net                                               81,903,882          79,378,663
Real estate owned                                                      506,613             437,022
Stock in Federal Home Loan Bank, at cost                               467,300             464,000
Office property and equipment, net                                   4,098,423           3,352,387
Accrued interest receivable                                            749,603             722,273
Deferred income tax asset                                              173,300             221,200
Income tax receivable                                                       --              18,792
Prepaid expenses and other assets                                       92,125              86,196
                                                                 -------------       -------------

     Total assets                                                $ 102,281,043       $  99,037,846
                                                                 =============       =============

Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                         $  82,934,595       $  78,723,389
Advances from Federal Home Loan Bank                                 6,907,500           7,957,500
Advance payments by borrowers for taxes and insurance                   27,789             353,802
Accrued income taxes payable                                            75,450                  --
Accrued expenses and other liabilities                                 631,990             538,353
                                                                 -------------       -------------

     Total liabilities                                              90,577,324          87,573,044
                                                                 -------------       -------------

Stockholders' equity
--------------------
Preferred stock, $.01 par value, authorized 250,000
     shares; none issued                                                    --                  --
Common stock, $.01 par value, authorized 1,500,000
     shares; 1,046,198 shares issued                                    10,462              10,462
Additional paid-in capital                                           5,052,022           5,052,022
Retained earnings, substantially restricted                          8,801,356           8,639,455
Treasury stock, at cost, (274,827 and 274,727 shares
     at September 30, 2004 and June 30, 2004, respectively)         (2,100,498)         (2,099,098)
Accumulated other comprehensive loss- net
     unrealized loss on securities available-for-sale                  (59,623)           (138,039)
                                                                 -------------       -------------

     Total stockholders' equity                                     11,703,719          11,464,802
                                                                 -------------       -------------

Total liabilities and stockholders' equity                       $ 102,281,043       $  99,037,846
                                                                 =============       =============

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Operations

                                                                  Three Months Ended
                                                                     September 30,
                                                                 2004              2003
                                                                 ----              ----
                                                                      (Unaudited)
Interest income:
  Loans                                                      $ 1,320,197       $ 1,264,779
  Investment securities available-for-sale                       105,596           151,546
  Other interest income                                            4,840             6,120
                                                             -----------       -----------

Total interest income                                          1,430,633         1,422,445
                                                             -----------       -----------

Interest expense:
  Deposits                                                       334,586           348,938
  Advances from Federal Home Loan Bank                            85,164            74,246
                                                             -----------       -----------

Total interest expense                                           419,750           423,184
                                                             -----------       -----------

Net interest income                                            1,010,883           999,261

Provision for losses on loans                                     55,000            60,000
                                                             -----------       -----------

Net interest income after provision for losses on loans          955,883           939,261
                                                             -----------       -----------

Non-interest income:
  Fees, commissions and service charges                          213,901           178,745
  (Loss) gain on sale of securities, net                          (2,520)          100,901
  Gain on sale of mortgage loans                                  26,930            29,028
                                                             -----------       -----------

Total non-interest income                                        238,311           308,674
                                                             -----------       -----------

Non-interest expense:
  Compensation, payroll taxes and employee benefits              463,862           391,777
  Advertising                                                     34,503            35,443
  Office property and equipment                                  174,737           122,765
  Federal insurance premiums and special assessments               2,887             3,049
  Data processing services                                        60,603            49,900
  Other real estate                                               21,045            24,463
  Other                                                          126,195            76,083
                                                             -----------       -----------

Total non-interest expense                                       883,832           703,480
                                                             -----------       -----------

Earnings before taxes                                            310,362           544,455

Taxes                                                            100,250           188,450
                                                             -----------       -----------

Net earnings                                                 $   210,112       $   356,005
                                                             ===========       ===========

Basic and diluted earnings per common share                  $      0.27       $      0.47
                                                             ===========       ===========

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                                          Three Months Ended
                                                                             September 30,
                                                                          2004          2003
                                                                          ----          ----
                                                                             (Unaudited)
Net income                                                             $ 210,112      $ 356,005

Other Comprehensive Income:
      Unrealized gains (losses) on securities available-for-sale:
          Unrealized holding gains (losses) arising
            during the period, net of tax                                 76,836        (74,173)
      Reclassification adjustment for net losses (gains)
            included in income, net of tax                                 1,580        (63,265)
                                                                       ---------      ---------

Other comprehensive income (loss), net of tax                             78,416       (137,438)
                                                                       ---------      ---------

Comprehensive income                                                   $ 288,528      $ 218,567
                                                                       =========      =========

See Notes to Consolidated Financial Statements.

              HORIZON FINANCIAL SERVICES CORPORATION and SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                          Three months ended
                                                                                             September 30,
                                                                                        2004              2003
                                                                                        ----              ----
Cash flows from operating activities:                                                        (Unaudited)
Net earnings                                                                        $   210,112       $   356,005
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Depreciation                                                                           87,657            49,696
  Amortization of fees, premiums, and accretion of discounts, net                        27,477            45,904
  Provision for losses on loans                                                          55,000            60,000
  Loans originated for sale                                                          (3,409,193)       (5,590,590)
  Proceeds on sales of loans                                                          3,455,905         5,025,240
  Gain on sale of mortgage loans                                                        (26,930)          (29,028)
  Loss (gain) on sale of securities                                                       2,520          (100,901)
  Gain on sale of office property and equipment                                          (4,829)              (55)
  Reinvested dividends                                                                  (10,222)          (18,117)
  Increase in accrued interest receivable                                               (27,330)          (42,764)
  Increase in accrued income taxes receivable / payable                                  94,242           188,451
  Other, net                                                                             87,708           (29,498)
                                                                                    -----------       -----------

Net cash provided by (used in) operating activities                                     542,117           (85,477)
                                                                                    -----------       -----------

Cash flows from investing activities:
  Securities available-for-sale:
     Purchases                                                                         (112,500)       (2,048,053)
     Proceeds from sale                                                                 110,880         1,510,061
     Proceeds from maturity and principal collected                                   1,049,000         1,843,859
  Loans to customers, net                                                            (2,664,592)       (1,415,229)
  Investment in real estate                                                              (5,000)               --
  Proceeds from sale of office property and equipment                                    15,700                --
  (Purchase) redemption of Federal Home Loan Bank stock                                  (3,300)           73,100
  Purchases of office property and equipment                                           (844,564)          (98,922)
                                                                                    -----------       -----------

Net cash used in investing activities                                                (2,454,376)         (135,364)
                                                                                    -----------       -----------

Cash flows from financing activities:
  Increase in deposits                                                                4,211,206           535,611
  Principal payments on advances from Federal Home Loan Bank                         (5,100,000)         (345,115)
  Proceeds from advances from Federal Home Loan Bank                                  4,050,000           707,500
  Decrease in advance payments by borrowers for taxes and insurance                    (326,013)         (350,345)
  Exercise of stock options                                                                  --            83,489
  Treasury stock acquired                                                                (1,400)           (1,300)
  Payment of dividends                                                                  (48,211)          (40,116)
                                                                                    -----------       -----------

Net cash provided by financing activities                                             2,785,582           589,724
                                                                                    -----------       -----------

Net increase (decrease) in cash and cash equivalents                                    873,323           368,883

Cash and cash equivalents at beginning of period                                      1,863,244         5,303,912
                                                                                    -----------       -----------
Cash and cash equivalents at end of period                                          $ 2,736,567       $ 5,672,795
                                                                                    ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                       $   309,397       $   360,578
     Taxes                                                                                6,008                --
  Noncash investing and financing activities:
     Transfers from loans to real estate                                            $    64,591       $    32,878
                                                                                    ===========       ===========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     HORIZON FINANCIAL SERVICES CORPORATION

1. BASIS OF PRESENTATION

The consolidated financial statements for the three months ended September 30, 2004 and 2003 are unaudited. In the opinion of management of Horizon Financial Services Corporation (the "Registrant" or "Company"), these financial statements reflect all adjustments, consisting only of normal occurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2004 and its results of operations and cash flows for the periods presented. These consolidated financial statements do not purport to contain all the necessary disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes therein included in the annual report of Horizon Financial Services Corporation for the year ended June 30, 2004. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Horizon Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiary, Horizon Investment Services, Inc. The principal business activity of Horizon Investment Services, Inc. is to offer and sell to clients of the Bank investment products including insurance, mutual funds, equities, and real estate investment trusts. All material intercompany accounts and transactions have been eliminated in consolidation.

3. EARNINGS PER SHARE

The following provides a reconciliation of the amounts used in the determination of basic and diluted earnings per share for the three month periods ended September 30, 2004 and 2003:

                                                           Three Months Ended
                                                              September 30,
                                                            2004         2003
                                                            ----         ----
                                                               (Unaudited)
Net earnings                                             $ 210,112     $ 356,005
                                                         =========     =========

Basic earnings per share:

Weighted average number of common shares outstanding       771,393       753,549
                                                         ---------     ---------

Earnings per common share - basic                        $    0.27     $    0.47
                                                         =========     =========

Diluted earnings per share:
       Weighted average common shares outstanding          771,393       753,549

       Assumed incremental option shares
          using the treasury stock method                    5,725         8,788
                                                         ---------     ---------

Common and common equivalent shares outstanding            777,118       762,337
                                                         =========     =========

Earnings per common share - diluted                      $    0.27     $    0.47
                                                         =========     =========

4. POSTRETIREMENT BENEFIT PLAN

On September 1, 2003 the Company froze its defined benefit pension plan and is in the process of terminating the plan. The standard termination commenced on June 30, 2004. The pension plan liability recorded by the Company at September 30, 2004 and June 30, 2004 is $127,000. Estimated plan liabilities supplied in the sensitivity analysis provided to the plan by Principal Financial Group supports the determination that the plan assets and Company's current pension plan accrued liability will cover the estimated termination funding of the plan. However, actual distributions from the termination of the plan could take up to 18 months to complete and the final cost to terminate the plan will be unknown until distribution occurs. Depending upon interest rates at the time of distribution, the plan liability could be more or less than the expected amount. The value of assets can change dramatically with market conditions. The Company will continue to monitor the estimated plan termination liability, but at this time does not expect that additional accruals will be necessary.

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

Local economic conditions in the Bank's Mahaska and Marion County markets are slowly improving, but the conditions in the Polk County market are better. Current farm prices for grain are decreasing but yields are better, so most farmers are maintaining decent income. Livestock farmers are not having a year that compares to grain farmers, and the outlook is mixed. Mahaska and Marion County markets are experiencing weakness in some lines of retail business, but improving in others. Economic conditions in the Des Moines metropolitan area are better because the population is growing and business is expanding, which will help the Bank's new office grow successfully in Pleasant Hill. However, in the event current economic and market conditions persist or worsen in the Mahaska and Marion County markets, loan demand and existing loans may be affected, which could adversely affect the financial condition and the results of operations of the Company and the Bank.

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

FINANCIAL CONDITION
-------------------

The Company's total assets increased $3.3 million, or 3.27%, to $102.3 million at September 30, 2004 from $99.0 million at June 30, 2004. This increase is primarily attributable to an increase in loans receivable, net, of $2.5 million, to $81.9 million at September 30, 2004 from $79.4 million at June 30, 2004, an increase in cash and cash equivalents of $873,000, to $2.7 million at September 30, 2004 from $1.9 million at June 30, 2004, and an increase of $746,000, or 22.3%, to $4.1 million at September 30, 2004 from $3.4 million at June 30, 2004, in office property and equipment. Offsetting theses increases were a decrease in securities available-for-sale of $941,000, or 7.53%, to $11.6 million at September 30, 2004 from $12.5 million at June 30, 2004, as the Bank's mortgage-backed securities in the available-for-sale portfolio experienced moderate
principal   repayments   with  the  funds  received  being   disbursed  in  loan
originations and repayments of Federal Home Loan Bank ("FHLB") advances.

Total liabilities increased $3.0 million, or 3.43%, to $90.6 million at September 30, 2004 from $87.6 million at June 30, 2004 as deposits continued to increase this quarter to $82.9 million at September 30, 2004 from $78.7 million at June 30, 2004, a $4.2 million increase, or 5.4%. Accompanying this increase were increases in accrued income taxes of $75,000 and accrued expenses and other liabilities of $94,000. Offsetting these increases, in part, were a $1.05 million decrease in FHLB advances and a $326,000 decrease in advance payments by borrowers for taxes and insurance. In this respect, advances declined to $6.9 million at September 30, 2004 from $8.0 million at June 30, 2004, or 13.2%. Total stockholders' equity increased 2.1%, or $239,000, to $11.7 million at September 30, 2004 from $11.5 million at June 30, 2004, the result of increased retained earnings of $162,000 and a decrease in accumulated other comprehensive loss of $78,400. There were no other significant changes in the components of the Company's balance sheet.

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

Comparison  of three month  periods  ended  September 30, 2004 and September 30,
2003

GENERAL
-------

Net earnings decreased $146,000 to $210,000 for the three month period ended September 30, 2004 from $356,000 for the three month period ended September 30, 2003. This decrease in net earnings for the three month period ended September 30, 2004 over the comparable period in 2003 was primarily attributable to increased non-interest expense of $180,000, or 25.6%, as the Bank absorbed many additional costs associated with the opening of the new bank office in Pleasant Hill, Iowa, and to decreased non-interest income of $70,400, or 22.8%. Net interest income increased, both before and after provisions for losses on loans, as interest income increased slightly and interest expense decreased slightly. As a result, net interest income improved by $11,600, increasing to $1.01 million for the three month period ended September 30, 2004 from $999,300 for the three month period ended September 30, 2003. The lower level of income was also offset in part by lower income taxes, which decreased by $88,200, or 46.8%. Basic and fully-diluted earnings per common share decreased to $.27 for the three month period ended September 30, 2004 from $.47 for the three month period ended September 30, 2003. The Company's outstanding shares of common stock decreased to 771,371 from 771,471 during the period.

INTEREST INCOME
---------------

Interest income increased $8,200 to $1.43 million for the three month period ended September 30, 2004 compared to $1.42 million for the three month period ended September 30, 2003. The increase was primarily the result of a $55,400 increase in interest on loans due to a $14.3 million, or 21.5% increase in average net loans receivable for three month period ended September 30, 2004 as compared to the three month period ended September 30, 2003. Weighted average yield on loans decreased 78 basis points to 6.86% for the three month period ended September 30, 2004 from 7.64% for the three month period ended September 30, 2003. Also affecting interest on loans for the September 30, 2004 period was an adjustment of $60,030 to reduce a previous over-accrual of interest on one loan. Interest on securities available-for-sale decreased $46,000, or 30.3%, as average balances decreased $4.04 million for the three month period ended September 30, 2004 to $12.0 million from $16.0 million for the same period in 2003. Weighted average yield for the September 30, 2004 period decreased 25 basis points to 3.53% from 3.78% for the comparable period in 2003. This was the result of moderate principal prepayments on mortgage-backed securities, payoff of a SBA pool, sale and purchase activities in the available-for-sale portfolio in prior quarters creating a different portfolio mix, and reduced rates on investments due to market conditions.

Other interest income decreased $1,000 to $5,000 for the three month period ended September 30, 2004 compared to $6,000 for the three month period ended September 30, 2003. The average outstanding balance of other interest earning assets decreased $3.1 million for the three month period ended September 30, 2004 as compared to the same period in 2003 as liquid assets held in time and demand accounts were disbursed for loan originations. Weighted average yield on other interest earning assets increased 13 basis points to .38% from .25% for the period ended September 30, 2004 as compared to the 2003 period. Average interest-earning assets increase by $7.2 million, or 8.3%, with a weighted-average interest rate decrease of 21 basis points to 6.28% for the three month period ended September 30, 2004 as compared to 6.49% for the same period in 2003.

INTEREST EXPENSE
----------------

Interest expense decreased $3,000, to $420,000 for the three month period ended September 30, 2004 compared to $423,000 for the three month period ended September 30, 2003. Weighted average interest-bearing liabilities increased $6.2 million for the three month period ended September 30, 2004 as compared to the same period in 2003, with a reduced weighted average rate of 2.05% in 2004 as compared to 2.23% for 2003, an 18 basis point decrease. Interest on deposits decreased $14,400 for the three month period ended September 30, 2004 to $334,600 from $349,000 for the same period ended September 30, 2003. Weighted average interest-bearing deposits increased $3.3 million for the three month period ended September 30, 2004 as compared to the same period in 2003, with the weighted average rate paid on interest-bearing deposits for the three month period ended September 30, 2004 at 1.82% compared to 1.99% for the period ended 2003.

Interest on FHLB advances increased $11,000 to $85,000 from $74,000 for the three month period ended September 30, 2004 as compared to the same period in 2003. Average borrowings increased $2.8 million for the three month period ended September 30, 2004 as compared to the same period in 2003 and the weighted average rate paid on borrowings decreased to 3.93% three month period ended September 30, 2004 as compared to 5.11% for the same period in 2003.

NET INTEREST INCOME
-------------------

Net interest income increased $11,600 to $1.01 million for the three month period ended September 30, 2004 from $999,300 for the three month period ended September 30, 2003. The Company's annualized net interest margin for the three month period ended September 30, 2004 was 4.26% compared to 4.56% for the period ended September 30, 2003. The ratio of the Company's average interest-earning assets to average interest-bearing liabilities increased to 115.70% for the three month period ended September 30, 2004 from 115.55% for the three month period ended September 30, 2003. The interest rate spread between interest-earning assets and interest-bearing liabilities for the three month period ended September 30, 2004 was 4.23% and the interest rate spread for the comparable period ended September 30, 2003 was 4.26%.

PROVISION FOR LOSSES ON LOANS
-----------------------------

The provision for losses on loans is based on management's periodic analysis of the adequacy of the Company's allowance for losses on loans. The Company's provision for losses on loans was $55,000 for the three month period ended September 30, 2004 compared to $60,000 for the same period ended September 30, 2003. As of September 30, 2004, non-performing assets totaled $3,606,000 or 3.53% of total assets, compared to $2,804,000 or 2.83% of total assets as of June 30, 2004. As of September 30, 2004, the Company's allowance for losses on loans was $682,000, representing 18.9% of non-performing assets and .83% of net loans receivable. At June 30, 2004 the allowance for losses on loans was $697,000, representing .88% of net loans receivable.

The Company continues to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate. The Company believes it has taken an appropriate approach to maintain the allowance for loan losses at a level consistent with the Company's loss experience and considering, among other factors, the composition of the Company's loan portfolio, the level of the Company's classified and non-performing assets and their estimated values. Future additions to the Company's allowance for losses on loans and any change in the related ratio of the allowance for losses on loans to non-performing loans are dependent upon the economy, changes in real estate and other collateral values and interest rates. In addition, federal regulators may require additional reserves as a result of their examination of the Company. The allowance for losses on loans reflects what the Company currently believes is an adequate level of reserves, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

NON-INTEREST INCOME
-------------------

Non-interest income decreased $70,400 to $238,300 for the three months ended September 30, 2004 from $308,700 for the same period ended September 30, 2003. The decrease was primarily attributable to a $103,400 decrease in gain on sale of securities as the Company substantially decreased the level of sales of securities in the 2004 period compared to the same period in 2003. Additionally, for the three month period ended September 30, 2004 gain on sale of mortgage loans decreased $2,100, to $26,900 from $29,000. Offsetting these decreases were increased fees, service charges and commissions for the period ended September 30, 2004 of $35,000, or 19.7%, over the same period ended September 30, 2003.

NON-INTEREST EXPENSE
--------------------

Total non-interest expense increased $180,400, or 25.6%, to $883,800 for the three months ended September 30, 2004 from $703,400 for the three months ended September 30, 2003. The increase was primarily attributable to a compensation, payroll taxes and employee benefits increase of $72,000, as additional personnel were hired to staff our new Pleasant Hill banking center. There were also increases in office property and equipment of $52,000, and other expenses of $50,000, again, primarily attributable to the new banking office.

TAXES ON INCOME
---------------

The Company had a $88,200 decrease in taxes on earnings for the three month period ended September 30, 2004 as a result of decreased net earnings. The effective tax rate for the three month period ended September 30, 2004 is 32.3% compared to 34.6% for the three month period ended September 30, 2003.

The Company receives approximately $42,500 in low-income housing tax credits annually through 2005. The quarterly assessment is $10,500 which causes a greater impact on the effective tax rate of the Company when earnings are lower, thus accounting for the reduced effective tax rate for the three month period ended September 30, 2004.

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

The allowance for losses on loans is based on management's opinion, and is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for losses on loans is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for losses on loans.

In the event that management's evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for losses on loans.

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

The Bank has historically maintained its liquidity ratio at, or above, the level needed to meet its operational needs. The Bank's liquidity ratio, which is a percentage of the institutions liquid assets to its unpledged net withdrawable accounts, was 6.25% on September 30, 2004 and 5.05% on June 30, 2004.

At September 30, 2004, the Company had advances of $6.91 million outstanding from the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At September 30, 2004, the Company had outstanding commitments to extend credit which amounted to $11,431,000 (including $1,851,000 in available revolving commercial lines of credit). At September 30, 2004, certificates of deposit scheduled to mature in one year or less totaled $18.9 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Company. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

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

At September 30, 2004, the Bank had tangible and core capital of $9.7 million, or 9.6% of adjusted total assets, which was approximately $8.2 million and $5.7 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. At September 30, 2004, the Bank had risk-based capital of $10.3 million (including $9.7 million in core capital), or 13.8% of risk-weighted assets of $74.9 million. This amount was $4.4 million above the 8.0% requirement in effect on that date. The Bank is considered to be "well-capitalized" under Federal regulatory guidelines.

EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------

At its March 2004 meeting, the Emerging Issues Task Force ("EITF") revisited EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF No. 03-1"). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities in amounts higher than the securities' fair value will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and had planned to implement these additional procedures effective with the quarter beginning July 1, 2004, however the FASB has since issued a statement of financial position deferring the effective date of the revised EITF No. 03-1 until further implementation issues may be resolved. Adoption of the new issuance could have an impact on the Company's financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

ITEM 3. CONTROLS AND PROCEDURES
        -----------------------

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            (c) The following table provides information about purchases by the company during the quarter ended September 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

                      Issuer Purchases of Equity Securities

-------------------------------------------------------------------------------------------------------
                         (a)              (b)                     (c)                      (d)
                                                                                      Maximum Number
                                                                                     (or Approximate
                                                           Total Number of           Dollar Value) of
                        Total           Average          Shares Purchased as       Shares that May Yet
                       Number            Price            Part of Publicly          Be Purchased Under
                      of Shares         Paid Per         Announced Plans or            the Plans or
  Period              Purchased          Share                Programs                   Programs
-------------------------------------------------------------------------------------------------------
07/01/2004-              100            $14.00(1)                --                         --
07/31/2004
-------------------------------------------------------------------------------------------------------
08/01/2004-               --                --                   --                         --
08/30/2004
-------------------------------------------------------------------------------------------------------
09/01/2004-               --                --                   --                         --
09/30/2004
-------------------------------------------------------------------------------------------------------
        Total            100            $14.00                   --                         --
-------------------------------------------------------------------------------------------------------

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

            None

ITEM 5.     Other Information
            -----------------

            None

ITEM 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a)   Exhibits:

                  See Index to Exhibits

            (b) The following is a description of the Form 8-K furnished or filed during the three months ended September 30, 2004:

                  On August 27, 2004, a current report on Form 8-K was furnished to announce the Company's earnings for the quarter and fiscal year ended June 30, 2004.

                  On September 3, 2004, a current report on Form 8-K was filed to announce the resignation of Norman P. Zimmerman from the Board of Directors of Horizon Financial Services Corporation.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORIZON FINANCIAL SERVICES CORPORATION
                                          Registrant


Date: November 10, 2004                   /s/ Robert W. DeCook
      -------------------                 --------------------------------------
                                          Robert W. DeCook
                                          President and Chief Executive Officer


Date: November 10, 2004                   /s/ Vicki Hladik
      --------------------                --------------------------------------
                                          Vicki Hladik
                                          Chief Financial Officer

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

   10.4           Horizon Federal Savings Bank 401(K) Plan

   11 Statement re computation of earnings per share (See Footnote 3 of the Registrant's Notes to Consolidated Financial Statements contained herein)

   31.1           Certification pursuant to Rule 13a-14(a)

   31.2           Certification pursuant to Rule 13a-14(a)

   32             Certification pursuant to Rule 13a-14(b)